Form 10-K
OHM CORP
filed 1995-03-31
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          --------------------------

                                   FORM 10-K
(Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                       to
                              -----------------------  -----------------------
                         Commission file number  1-9654

                                OHM CORPORATION
             (Exact name of registrant as specified in its charter)



                   OHIO                                     34-1503050
         (State of Incorporation)             (I.R.S. Employer Identification Number)

  16406 U.S. ROUTE 224 EAST, FINDLAY, OH                       45840
 (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:    (419)423-3529

Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

 Common Stock, $0.10 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

           8% Convertible Subordinated Debentures due October 1, 2006
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X      No
                                                      ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  /           /

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1995, was $94,399,784.

The number of shares of common stock outstanding on March 15, 1995, was 15,636,465 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of (i) the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Part II and (ii) the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be held on May 11, 1995 are incorporated by reference into Part III.

OHM CORPORATION
1994 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS



PART I
--------------------------------------------------------------------------------------------------------------------
ITEM 1.  Business                                                                                                        1
ITEM 2.  Properties                                                                                                     10
ITEM 3.  Legal Proceedings                                                                                              10
ITEM 4.  Submission of Matters to a Vote of Security Holders                                                            11

EXECUTIVE OFFICERS OF THE REGISTRANT                                                                                    11

PART II
--------------------------------------------------------------------------------------------------------------------
ITEM 5.  Market for the Registrant's Common Stock and Related Shareholder Matters                                       14
ITEM 6.  Selected Financial Data                                                                                        14
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          14
ITEM 8.  Financial Statements and Supplementary Data                                                                    14
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                          14

PART III
--------------------------------------------------------------------------------------------------------------------
ITEM 10.  Directors and Executive Officers of the Registrant                                                            15
ITEM 11.  Executive Compensation                                                                                        15
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                                                15
ITEM 13.  Certain Relationships and Related Transactions                                                                15

PART IV
--------------------------------------------------------------------------------------------------------------------
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                               16

SIGNATURES                                                                                                              21


PART I
--------------------------------------------------------------------------------
ITEM 1.  BUSINESS
--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

         OHM Corporation (the "Company") is one of the largest providers, on the basis of revenues, of technology-based, on-site hazardous waste remediation services in the United States. The Company and its predecessors have been in the environmental services business since 1969. Over time the Company developed emergency response cleanup and planned remediation capabilities. The Company has successfully completed over 19,000 projects involving contaminated groundwater, soil and facilities.

         The Company provides a wide range of environmental services, primarily to large chemical, petroleum, transportation and industrial companies, and to government agencies. The Company has worked for most of the Fortune 100 industrial companies, the Environmental Protection Agency (the "EPA"), the Department of Defense (the "DOD") (including the U.S. Army Corp of Engineers ("USACE") and the U.S. Departments of the Air Force and Navy), the Department of Energy ("DOE") and a number of state and local governments. The Company specializes in applying a full spectrum of on-site technologies, including biological, chemical, physical, soil vapor extraction and thermal technologies, to remediate hazardous and industrial wastes on both a planned and an emergency response basis. In 1994, planned services represented approximately 95% of net revenues and emergency response services represented approximately 5% of net revenues. Although the Company primarily performs technology-based, on-site remediation services, it also offers a broad range of other services, including site assessment, engineering, remedial design and analytical testing. Service is provided through 29 regional offices, one fixed laboratory at its headquarters in Findlay, Ohio, nine mobile laboratories, and more than 3,000 pieces of mobile treatment and related field equipment.

         In response to what the Company perceived as increased opportunities in the field of on-site hazardous waste remediation services, since 1990 the Company has substantially completed a program to divest itself of or reduce its ownership in its nonremediation businesses in order to focus on its core remediation business. In 1991, the Company sold its three commercial testing laboratories in September 1991 for $12.9 million and completed the write-off of its investment in Concord Resources Group, Inc., a joint venture with Consolidated Rail Corporation which owned and operated fixed-base hazardous waste facilities. In 1993 the Company sold its fixed-base hazardous waste treatment and storage facility for $14.6 million and the Company's investment in NSC Corporation ("NSC") was reduced from 70% to 40% as a result of NSC's purchase of the asbestos abatement division of The Brand Companies, Inc. ("Brand") in exchange for NSC's industrial cleaning and maintenance business and the issuance of 4,010,000 shares of NSC's common stock.

         As previously announced, the Company has entered into an Agreement and Plan of Reorganization dated December 5, 1994 with Rust International Inc. and certain of its subsidiaries ("Rust") pursuant to which the hazardous and nuclear waste remediation businesses of Rust will be merged with and into the Company's subsidiary, OHM Remediation Services Corp. in exchange for the issuance to Rust of 10,368,000 shares of the Company's Common Stock. The transaction is subject to the approval of the Company's shareholders which will be considered at the Company's Annual Meeting of Shareholders to be held May 11, 1995.

OHM'S ENVIRONMENTAL REMEDIATION SERVICES

         The Company assists its clients by providing comprehensive on-site treatment of toxic materials and hazardous wastes. By applying a broad range of biological, chemical, physical, soil vapor extraction and thermal treatment technologies, the Company performs on-site treatment and remediation services for the control, detoxification, decontamination, and volume reduction of hazardous and toxic material. Accordingly, the Company has designed a wide range of modular mobile treatment equipment, which can be used on-site, either independently or in a system, for removing, detoxifying, reducing the volume of, or stabilizing contaminants. This equipment includes thermal destruction units, dewatering presses, filters, separators, ion exchangers, stripping systems and mobile process equipment which apply various physical, chemical and biological technologies to remediate contaminants. Since 1970, the Company has completed over 16,000 projects throughout the United States, cleaning up hazardous wastes, removing toxic chemicals from groundwater, and cleaning facilities of contaminants. Since the disposition by the Company in early 1993 of its interest in OHM Resource Recovery Corp., the operator of a hazardous waste treatment and disposal facility, the Company does not own or operate any hazardous waste disposal sites or other off-site waste treatment or disposal facilities. The Company generally coordinates through licensed subcontractors the transportation and disposal of any hazardous waste which is not remediated on site.

         The Company endeavors to offer clients an increasingly broad array of on-site treatment services, either on a planned or emergency basis, from its 29 regional offices located throughout the country. On-site environmental remediation services provided by the Company include:

         . Treatment, stabilization or removal of contaminants;

         . Decontamination of industrial facilities;

         . Assessment, characterization and treatment of contaminated soil and/or groundwater;

         . Surface impoundment restoration, including volume reduction, stabilization and closure of contaminated lagoons;

         . Management of underground and aboveground storage tanks;

         . Design, engineering, fabrication, installation and operation of on-site treatment equipment; and

         . Emergency response to virtually any kind of industrial or transportation-related accident involving hazardous waste or materials.

         The Company undertakes these projects on both a planned basis, which is scheduled in advance, and an emergency basis, which is performed in direct response to spills, fires and industrial accidents. The Company places its emphasis upon planned work because of its more predictable resource requirements, and because of its larger potential market. In 1994, planned projects accounted for 95% of the Company's net revenues.

         The Company believes that professional project management and cost accounting systems are key factors in ensuring that projects are accurately and successfully completed on time and within prescribed cost estimates. The Company's project management structure combines the various functional areas performing work at the project, including technical, engineering, administrative and accounting specialists, into a coordinated team, reporting directly to the project manager. The project manager's responsibility for scheduling and project completion allows technical and operations specialists to operate efficiently with fewer distractions.

         The Company also believes that professional project management is a critical element in limiting the significant risks and potential liabilities involved in environmental remediation projects due to the presence of hazardous and toxic substances. The Company has adopted a number of risk management policies and practices including special employee training and health monitoring programs. The Company's health and safety staff establish a safety plan for each project prior to the initiation of work, monitor compliance with the plan and administer the Company's medical monitoring program to staff involved. The Company believes that it has an excellent overall health and safety record.

TREATMENT TECHNOLOGIES

         Designing, developing and implementing solutions to environmental hazards requires an interdisciplinary approach combining practical field experience with remediation processes and technical skills in fields such as chemistry, microbiology, hydrogeology, fluid mechanics, thermodynamics, and geotechnical, biochemical and process engineering. The Company employs scientific and engineering professionals in the environmental services field who enhance the Company's ability to effectively participate in larger, more technically complex remediation projects.

         The Company has significant experience in the commercialization and practical field application of new and existing technologies for the treatment of hazardous wastes, with emphasis on the further development and application of existing technologies. To provide direct support for its efforts to place innovative technology in the field, in 1973, the Company built its own equipment fabrication facility; in 1978, the Company built a laboratory dedicated to developing commercial applications of biological treatment of hazardous wastes; and in 1993, built a treatability laboratory to support testing and enhancement of a broad range of innovative technology applications. In 1986, the Company formally organized its technology application efforts through the creation of its Technology Assessment and Commercialization ("TAC") group. The TAC group studies emerging technologies in the laboratory and, through pilot scale studies, provides scientific and engineering support for full-scale commercial remediation. The Company also provides technology development services under contract to its clients.

         The following represent the principal technologies used by the Company for remediation projects:

         . BIOLOGICAL REMEDIATION: The Company's biological treatability laboratory designs and tests bioremediation techniques for treating hazardous waste. Biological treatment technologies generally utilize enhanced microbiological activity to decompose and detoxify contaminants, often using a site's natural flora to remediate a problem. The Company's biological laboratories can "feed" the microorganisms that destroy the pollutant so that they grow at a faster rate than would occur in nature. The Company has developed considerable expertise in transferring innovative bioremediation techniques from the laboratory to the field, having performed more than 40 full-scale bioremediation projects since 1976, and is considered one of the country's most experienced providers of this emerging technology. The Company utilizes the following biological treatment technologies:

              Anaerobic Digestion Vessel -- degradation of organic contaminants in the absence of air.

              Trickling Filters -- secondary treatment on large-scale treatment applications to enhance the oxygenation process.

              Activated Sludge Reactor -- treatment utilizing holding tanks to enhance biological degradation.

              Submerged Fixed Reactor Vessel -- combines a trickling filter and an activated sludge reactor for more efficient degradation of contaminants.

              Aeration Lagoons -- secondary or tertiary treatment to remove carbon, nitrogen or phosphorous.

         . CHEMICAL TREATMENT: The Company's mobile chemical treatment equipment utilizes the following technologies:

              Carbon Adsorption -- passage of a liquid or vapor discharge stream through a bed of activated carbon which adsorbs certain contaminants.

              Oxidation/Reduction -- conversion of complex components of the wastestream into simpler, less toxic materials through addition of oxidizing or reducing agents such as ozone, hydrogen peroxide and sodium bisulfate.

              Clarification/Flocculation -- addition of chemicals which bond with dissolved metals to form insoluble products which separate through settling techniques.

              Ion-Exchange -- ion-exchange resins used for the selective removal of heavy metals and hazardous ions.

              Ultra-Violet Treatment -- use of ultra-violet light to kill pathogens and weaken strong bonds associated with some organic chemicals.

         . PHYSICAL TREATMENT: The Company's physical treatment technologies generally involve removal of contaminants through osmosis, settlement or filtration. The Company's mobile physical treatment equipment utilizes the following technologies:

              Heated Volatile Stripping -- removal of contaminants with low boiling points by passage of air under pressure through the wastestream.

              Fume Scrubbing -- passage of a vaporized stream through an aerosol spray to remove contaminant particles from the vapor stream.

              Immiscible Fraction Separation -- removal of a component of a wastestream which is immiscible in water through settling techniques.

              Mixed Media Filtration -- removal of suspended particles by passage through selected filter media.

         . SOIL VAPOR EXTRACTION AND SOIL FLUSHING: The Company has applied several innovative technologies, known generally as soil vapor extraction and soil flushing, based on a patent granted in 1984 for a portable method of soil decontamination above or below the groundwater table. The technologies generally involve the use of a system of pressurized injection and vacuum extraction wells to induce a pressure gradient and a fluid flow to extract contaminants and treat them in-situ or in an aboveground system. The technologies can be used to remove contaminants in soils and groundwater, in-situ or ex-situ, and can be combined with bioremediation to treat mixtures of volatile and non-volatile contaminants.

         . THERMAL TREATMENT: The Company's thermal treatment technologies include infrared incineration, rotary kiln technology and thermal desorption. Infrared incineration uses electric powered resistance heaters as a source of radiant heat for removal and destruction of hazardous organic contaminants. Rotary kiln incineration is the traditional incineration process for destroying organic hazardous waste constituents in a refractory lined rotating kiln. Thermal desorption is a thermal treatment technology which uses heat to remove volatile compounds from a waste without oxidation of the compounds. The Company has established a thermal treatment engineering group to assess, develop and commercialize thermal technologies for on-site remediation. The Company provides incineration services through three thermal destruction units which can be moved directly onto a project site involving PCBs or other toxic organics. The Company has successfully completed five large-scale, on-site incineration projects with its mobile infrared unit. The Company has constructed a 30 tons per hour state-of-the-art mobile treatment system that is being used for its Baird & McGuire Superfund site remediation project.

FOCUS ON LARGER PROJECTS AND GOVERNMENT CONTRACTS

         Recently, the Company has pursued larger projects as a method to achieve a more predictable revenue stream, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. Historically, the Company relied most heavily on private sector remediation projects in the Northeast and Midwest that typically involved planned cleanups of sites that were contaminated in the normal course of manufacturing activity and emergency cleanups of oil or chemical spills. Contract values typically were less than $1 million in size and less than one year in duration. While this type of remediation activity still comprises a majority of the work performed by the Company, it now aggressively targets more complex, multi-million dollar, multi- year private sector and government site-specific and term contracts. As a result of its shift in project focus, since the beginning of 1991 the Company has been awarded a number of large, site-specific contracts which, in some cases, may require several years to complete. Larger site-specific projects may offer the Company the opportunity to realize margins higher than on other types of contracts, but also impose heightened risks of loss in the event that actual costs are higher than those estimated at the time of bid due to unanticipated problems, inefficient project management, or disputes over the terms and specifications of the contracted performance.

         Since the beginning of 1991, the Company has been awarded 18 government term contracts with potential values ranging from $10 million to $250 million and terms ranging from three to ten years. Such government term contracts typically are performed by completing remediation work under delivery orders, issued by the contracting government entity, for a large number of small- to medium-sized projects throughout the geographic area covered by the contract. Such government term contracts do not represent commitments with respect to the amount, if any, that will actually be expended pursuant to such contracts, may generally be cancelled, delayed or modified at the sole option of the government, and are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts, but there is no assurance that such amounts, if any, will be actually spent on any projects, or of the timing thereof.

         For the fiscal year ended December 31, 1994, 64.5% of the Company's gross revenues were derived from federal, state and local government contracts. The Company expects that the percentage of its revenues attributable to such government clients may continue to grow and represent a greater portion of its revenues. In addition to its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include substantial civil and criminal fines and penalties. As a result of its government contracting business, the Company is, has been and may in the future be subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could also result in the Company's suspension or debarment from future government contracts for a significant period of time. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or the Company's suspension or debarment, could have a material adverse effect on the Company's business, particularly in light of the increasing importance to the Company of work for various government agencies. See "Item 3, Legal Proceedings."

ENVIRONMENTAL CONTRACTOR RISKS

         Although the Company believes that it generally benefits from increased environmental regulations, and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liabilities to customers and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the Company.

         Potential Liabilities Arising Out of Environmental Laws and Regulations. All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal agencies including the EPA, the Occupational Safety and Health Administration ("OSHA"), and, on limited occasions, the Nuclear Regulatory Commission, as well as applicable state and local regulatory agencies. (For a description of certain applicable laws and regulations, see "Business--Regulation.")

         Potential Liabilities Involving Clients and Third Parties. In performing services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage, and negligence, including claims for lack of timely performance and/or for failure to deliver the service promised (including improper or negligent performance or design, failure to meet specifications, and breaches of express or implied warranties). The damages available to a client, should it prevail in its claims, are potentially large and could include consequential damages.

         Environmental contractors, in connection with work performed for clients, also potentially face liabilities to third parties from various claims including claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Claims for damage to third parties could arise in a number of ways, including through a sudden and accidental release or discharge of contaminants or pollutants during the performance of services, through the inability, despite reasonable care, of a remedial plan to contain or correct an ongoing seepage or release of pollutants, through the inadvertent exacerbation of an existing contamination problem, or through reliance on reports prepared by the Company. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be adjudged strictly liable, i.e., liable for damages even though its services were performed using reasonable care, on the grounds that such services involved "abnormally dangerous activities."

         Clients frequently attempt to shift various of the liabilities arising out of remediation of their own environmental problems to contractors through contractual indemnities. Such provisions seek to require the Company to assume liabilities for damage or injury to third parties and property and for environmental fines and penalties. The Company has adopted risk management policies designed to address these problems, but cannot assure their adequacy. In addition, the Company generally coordinates through subcontractors the transportation of any hazardous waste which is not remediated on-site to a licensed hazardous waste disposal or incineration facility.

         Recently, the EPA has constricted significantly the circumstances under which it will indemnify its contractors against liabilities incurred in connection with CERCLA projects.

DEPENDENCE ON ENVIRONMENTAL REGULATION

         Much of the Company's business is generated either directly or indirectly as a result of federal and state laws, regulations and programs related to environmental issues. Accordingly, a reduction in the number or scope of these laws and regulations, or changes in government policies regarding the funding, implementation or enforcement of such laws, regulations and programs, could have a material adverse effect on the Company's business. See "Business -- Regulation."

MARKETS AND CUSTOMERS
--------------------------------------------------------------------------------

         The Company provides its services to a broad base of clients in both the private and government sectors. Its private sector clients include large chemical, petroleum, manufacturing, transportation, real estate, electronics, automotive, aerospace and other industrial companies, as well as engineering and consulting firms. The Company has worked for a majority of the Fortune 100 industrial companies. Historically, the majority of the Company's private sector revenues were derived from projects with values typically less than $1 million in size and less than one year in duration. Net revenues from industrial clients for 1994 were $78.3 million and constituted 35.5% of the Company's net revenues.

         In the government sector, the market for the Company's services primarily consists of federal government agencies. The Company has been a prime contractor to the EPA since 1984 under Emergency Response Cleanup Services ("ERCS") contracts administered under the Superfund Removal Program. In addition, through site specific and term contracts, the Company provides its services to the DOD, including USACE, the U.S. Departments of the Navy, Air Force and Army, at DOE facilities and to state and local governments. Net revenues from government agencies in 1994 aggregated $142 million and accounted for 64.5% of net revenues, of which the USACE and the Department of the Navy accounted for approximately $56 million and 25.4% and $32.8 million and 14.9% of net revenues, respectively.

         At December 31, 1994, the Company had 259 Environmental Service Agreements in place with commercial customers and 14 with government customers. Under these agreements, which generally have terms of one to five years, the Company agrees to provide its services to customers upon request at stipulated prices.

SEASONALITY AND FLUCTUATION IN QUARTERLY RESULTS
--------------------------------------------------------------------------------

         Quarterly results are subject to fluctuation due to a number of factors. The timing of the Company's revenues is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' planned remediation activities which generally increase during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenues can fluctuate, and revenues for the first and second quarters of each year have historically been lower than for the third and fourth quarters. Accordingly, results for any one quarter should not be considered indicative of results to be expected for any other quarter or for a full fiscal year.

COMPETITION
--------------------------------------------------------------------------------

         The environmental services industry is highly competitive with numerous companies of various size, geographic presence and capabilities participating. The Company believes that it has approximately a dozen principal competitors in the environmental remediation sector of the environmental services industry and numerous smaller competitors. The Company believes that the principal competitive factors in its business are operational experience, technical proficiency, breadth of services offered, local presence and price. In certain aspects of the Company's environmental remediation business, substantial capital investment is required for equipment. Certain of the Company's competitors have greater financial resources, which could allow for greater investment in equipment and provide better access to bonding and insurance markets to provide the financial assurance instruments which are often required by clients. Additionally, the relatively recent entry of several aerospace and defense contractors, as well as large construction and engineering firms, into the environmental services industry has increased the level of competition. The Company believes that the demand for environmental services is still developing and expanding and, as a result, many small and large firms will continue to be attracted to the industry.

INSURANCE
--------------------------------------------------------------------------------

         The Company's insurance program in effect from November 1, 1994 through October 31, 1995 includes primary commercial general liability coverage in the amount of $1,000,000 per occurrence/$2,000,000 aggregate, primary automobile liability coverage in the amount of $1,000,000 combined single limit, workers' compensation liability to statutory limits and employer's liability insurance of $1,000,000. The Company's primary insurance is in a deductible program with self-insured retentions equal to the limit of liability and up to $500,000 per occurrence and $500,000 for the Company's workers' compensation and employer's liability insurance coverage in most states. With respect to certain other states, the Company's workers' compensation and the Company's captive insurance subsidiary (the "Captive") reinsures such policies and indemnifies the insurance carrier against all losses and costs of defense up to a self insured retention of $500,000 per occurrence. With respect to the Company's primary insurance coverages in effect prior to November 1, 1994, such coverages were also provided under a reinsurance arrangement pursuant to which the Captive reinsured the limits of each such policy (except for the worker's compensation policy with a self-insured retention of $500,000 per occurrence.) The Company supports the indemnity commitment of the Captive with letters of credit provided under the Company's Revolving Credit Facility. The Company has caused to be issued $7,030,000 in letters of credit to support the Captive's existing or anticipated obligations to indemnify the insurance carrier, which amount is adjusted from time to time. From a risk management perspective, the deductible amounts under the Company's primary insurance policies and all policies reinsured by the Captive are, in effect, a self-insurance layer. Additionally, the Company has $40,000,000 of excess liability policies insuring claims in excess of the primary insurance coverages described above. The Company also has other insurance policies with various self-insured retentions, including property coverage in the amount of $121,000,000, consultants' environmental liability coverage in the amount of $30,000,000 per claim and in the aggregate, and environmental impairment liability coverage in the amount of $5,000,000 with respect to the Company's fixed base laboratory facility.

         Although the Company believes its insurance program to be appropriate for the management of its risks, its insurance policies may not fully cover risks arising from the Company's operations. The exclusion of certain pollution and other liabilities from some insurance policies, or losses in excess of the coverage, may cause all or a portion of one or more losses not to be covered by such insurance. Further, the cost and limited availability of insurance has resulted in the Company's use of deductible programs and self-insurance through the Captive, thus exposing the Company to additional liabilities.

EMPLOYEES
--------------------------------------------------------------------------------

         The Company had approximately 2,168 employees at December 31, 1994. The Company is not party to collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

PATENTS
--------------------------------------------------------------------------------

         The Company currently owns two patents covering certain design features of equipment employed in its on-site remediation business. The first relates to a filtration system developed and used by the Company to remove pollutants from flowing creeks and streams and the second, known as a Portable Method for Decontaminating Earth, relates to a decontamination system used by the Company to remove contaminants from the soil through a process, commonly known as soil vapor extraction. Although the Company considers its patents to be important, they are not a material factor in its business.

REGULATION
--------------------------------------------------------------------------------

         The environmental services business, including the remediation services segment of the industry, has benefited enormously from extensive federal and state regulation of environmental matters. On the other hand, the Company's environmental services are also subject to extensive federal and state legislation as well as regulation by the EPA, the Occupational Safety and Health Administration and applicable state and local regulatory agencies. All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework and an aggressive enforcement and regulatory posture. The full impact of these laws and regulations, and the enforcement thereof, on the Company's business is difficult to predict, principally due to the complexity of the relatively new legislation, new and changing regulations, and the impact of political and economic pressures. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") addresses cleanup of sites at which there has been a release or threatened release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup of such sites and for damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were disposed of; to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport for disposal or treatment of hazardous substances owned or possessed by such person for disposal or treatment by others; and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites selected by such persons from which there is a release or threatened release of hazardous substances. CERCLA authorizes the federal government both to clean up these sites itself and to order persons responsible for the situation to do so. In addition, under the authority of Superfund and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. CERCLA created the Superfund to be used by the federal government to pay for the cleanup efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the "potentially responsible parties." CERCLA imposes strict, joint and several retroactive liability upon such parties. Increasingly, there are efforts to expand the reach of CERCLA to make environmental contractors responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. Several recent court decisions have accepted these claims. Should the Company be held responsible under CERCLA for damages caused while performing services or otherwise, it may be forced to bear such liability by itself, notwithstanding the potential availability of contribution or indemnity from other parties. Although CERCLA's taxing authority expires December 31, 1995, EPA and congressional analysts concur that a sufficient surplus of unspent appropriated funds exist to run the program through mid-1997. The Company believes Superfund reauthorization hearings will begin this year and anticipates its reauthorization in 1995 or 1996.

         The Resource Conservation and Recovery Act of 1976, as amended in 1984 ("RCRA"), is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA, or EPA-approved state programs at least as stringent, govern waste handling activities involving wastes classified as "hazardous." Under RCRA, liability and stringent operating requirements are imposed on a person who is either a "generator" or "transporter" of hazardous wastes, or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. The EPA has issued regulations under RCRA for hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training, emergency preparedness and response standards, and requirements for closure, continuing financial responsibility, manifesting, recordkeeping and reporting. The Company's clients remain responsible by law for the generation or transportation of hazardous wastes or ownership or operation of hazardous waste treatment, storage or disposal facilities. Although the Company does not believe its conduct in performing environmental remediation services would cause it to be considered liable as an owner or operator of a hazardous waste treatment, storage or disposal facility, or a generator or transporter of hazardous wastes under RCRA, RCRA and similar state statutes regulate the Company's practices for the treatment, transportation and other handling of hazardous materials, and substantial fines and penalties may be imposed for any violation of such statutes and the regulations thereunder.

         The Company's services are also utilized by its clients in complying with, and the Company's operations are subject to regulation under, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act and the Hazardous Materials Transportation Act. In addition, many states have passed Superfund-type legislation and other statutes, regulations and policies to cover more detailed aspects of hazardous materials management.

         The Company, through its on-site treatment capabilities and the use of subcontractors, attempts to minimize its transportation of hazardous substances and wastes. However, there are occasions, especially in connection with its emergency response activities, when the Company does transport hazardous substances and waste. Such transportation activities are closely regulated by the United States Department of Transportation, the Interstate Commerce Commission, and transportation regulatory bodies in each state. The applicable regulations include licensing requirements, truck safety requirements, weight limitations and, in some areas, rate limitations and operating conditions.

BACKLOG AND POTENTIAL VALUE OF TERM CONTRACTS
--------------------------------------------------------------------------------

         The following table lists at the dates indicated (i) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):

                                                                           December 31,
                                                               -----------------------------------
                                                                  1994          1993        1992
                                                               ----------     --------    --------
           Backlog . . . . . . . . . . . . . . . . . . . .     $  255,000     $201,000    $164,000
           Term contracts  . . . . . . . . . . . . . . . .      1,498,000      652,000     207,000
                                                               ----------     --------    --------
                Total contract backlog . . . . . . . . . .     $1,753,000     $853,000    $371,000
                                                               ==========     ========    ========

         Backlog. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company has not historically experienced any material contract terminations and generally experiences favorable changes in contract scope. The Company estimates that approximately 65% of the backlog at December 31, 1994 will be realized within the next year.

         Term Contracts. The significant increase in the potential value of term contracts since 1992 has resulted from the award of 18 government contracts ranging in size from $10,000,000 to $250,000,000 and with terms ranging from three to ten years. The majority of dollars awarded came from the U.S. Departments of the Navy, Air Force and Army. Such government term contracts typically are performed by completing remediation work under delivery orders, issued by the contracting government entity, for a large number of small- to medium-sized projects throughout the geographic area covered by the contract. The Company's government term contracts generally may be cancelled, delayed or modified at the sole option of the government, and typically are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts, but there is no assurance that such amounts, if any, will be actually spent on any projects, or of the timing thereof.

EQUITY INVESTMENT
--------------------------------------------------------------------------------

         NSC Corporation ("NSC"). NSC is the leading provider of asbestos abatement services to a broad range of commercial and industrial clients and government agencies throughout the United States. NSC provides services to abate, primarily through removal, the hazards associated with asbestos insulation and materials containing asbestos in large commercial and public buildings, and in connection with large industrial facility decontamination and decommissioning projects. In May 1993, the Company's investment in NSC was reduced from 70% to 40% as a result of NSC's purchase of the asbestos abatement division of Brand in exchange for its industrial cleaning and maintenance business and the issuance of 4,010,000 shares of NSC common stock. As a part of this acquisition, NSC repaid all of its intercompany indebtedness to the Company, which amounted to $12.9 million, and replaced the letters of credit extended on behalf of NSC by the Company through its revolving credit agreement. The Company now owns 40% of NSC and accounts for NSC on the equity method. Rust International, Inc., a subsidiary of Waste Management, Inc., owns another 40% of NSC, and the remaining 20% is publicly held.

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

         The Company currently owns property in four states and leases property in 19 states and the District of Columbia. The property owned by the Company includes approximately 26 acres in Findlay, Ohio, upon which are located the Company's 31,200 square foot corporate headquarters, a 39,600 square foot laboratory and technical facility, a 20,000 square foot support services facility, as well as its fabrication, maintenance and remediation service center facilities. The Company also owns remediation service centers in Covington, Georgia (approximately ten acres of land and an 8,200 square foot building), Clermont, Florida (approximately five acres of land and a 6,500 square foot building) and Baton Rouge, Louisiana (approximately ten acres of land and a 52,500 square foot building).

         The Company operates other offices and remediation service centers in the following states: California, Colorado, the District of Columbia, Florida, Hawaii, Illinois, Iowa, Georgia, Massachusetts, Minnesota, Missouri, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Virginia and Washington. All of these offices and service center facilities are leased. Under these leases, the Company is required to pay base rentals, real estate taxes, utilities and other operating expenses. Annual rental payments for the remediation service centers and office properties are approximately $2,600,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         In October 1993, the Company was retained by Citgo Petroleum Corporation ("Citgo") for the removal of surface impoundment sludge at its Lake Charles, Louisiana refinery. Based on information provided to the Company by Citgo, the Company bid and was awarded a contract for approximately $28,600,000. During April 1994, the Company submitted to Citgo a request for a substantial equitable adjustment to the contract as a result of deficient project specifications provided by Citgo as well as other unplanned events controlled by Citgo. On April 29, 1994, Citgo filed a declaratory judgment action in the United States District Court for the Western District of Louisiana requesting a declaratory judgment that the Company is not entitled to additional compensation and requesting an order for specific performance requiring the Company to perform the contract. The financial statements of the Company as of December 31, 1994 reflect a claim receivable and other accounts receivable relating to performance of the Citgo project aggregating approximately $28,210,000. The Company's answer to the declaratory judgment action was filed on July 29, 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. Subsequent to filing of the Company's answer and counterclaim, Citgo amended its complaint seeking damages under the contract, which the Company believes approximates the amount of disputed accounts receivable that Citgo is currently withholding. In December 1994 Citgo filed a motion to allow it to file, and in January 1995 Citgo filed, a third party complaint against Occidental Oil and Gas Corporation and OXY USA, Inc. asserting various claims relating to their prior involvement with the Citgo site and its contract specifications.

         The Company was named in April 1994 as one of 33 third party defendants in a case titled United States of America v. American Cyanamid Company, Inc., et al., pending in the United States District Court for the Southern District of Virginia. This litigation arises out of Superfund cost recovery claims made against several potentially responsible parties ("PRPs") by the EPA for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous wastes at the Fike Chemical, Inc. Superfund site (the "Site") in Nitro, West Virginia. The Company was retained as a response action contractor for the Site under contracts with the EPA and USACE. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of its negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks damages and contribution from the Company and the other third party defendants. The Company has submitted claims for indemnification related to this lawsuit under its contract with the USACE and the EPA and has notified its contractors pollution liability insurance carrier. The Company believes the lawsuit is without merit, intends to vigorously defend against it and does not believe that it will have a material adverse effect on the results of future operations and financial condition of the Company. In May 1994 the Company learned a criminal and civil investigation has been commenced by the government relating to the Company's billings to the EPA and USACE for its work at the Site. The Company believes the investigation followed certain allegations made by the PRPs in defense of the main cost recovery action. The Company is cooperating fully with the investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The executive officers of the Company are listed below:

               Name               Age                       Positions
               ----               ---                       ---------
         James L. Kirk            45       Chairman of the Board, President and Chief Executive Officer

         Joseph R. Kirk           43       Executive Vice President and a Director

         Pamela K.M. Beall        38       Vice President, Treasurer and Assistant Secretary

         Robert J. Blackwell      38       Vice President, Marketing and Strategic Planning

         Daniel P. Buettin        42       Vice President, Finance and Chief Financial Officer

         Fred H. Halvorsen        53       Vice President, Health and Safety

         Kris E. Hansel           37       Vice President and Controller

         Frank A. McBride         45       Vice President

         Phillip V. Petrocelli    36       Vice President, Western Operations

         Michael A. Szomjassy     44       Vice President, Eastern Operations

         Randall M. Walters       41       Vice President, General Counsel and Secretary


------------------------------------------------------------------------------

James L. Kirk - Chairman of the Board, President and Chief Executive Officer. Mr. Kirk was elected President and Chief Executive Officer of the Company in July 1986, and was elected Chairman of the Board in January 1987. Mr. Kirk was elected Chairman of the Board and Chief Executive Officer of OHM Remediation Services Corp. ("OHM"), a wholly owned subsidiary of the Company, in April 1985. Mr. Kirk is a founder of OHM and has served in various capacities as an officer and director of OHM. Mr. Kirk also serves as a director of NSC.

Joseph R. Kirk - Executive Vice President and Director. Mr. Kirk assumed his current position in July 1986 and previously served as Vice Chairman of OHM. He is a founder of OHM and has served in various capacities as an officer and director of OHM.

Pamela K.M. Beall - Vice President, Treasurer and Assistant Secretary. Ms. Beall assumed her current position in July 1986 and became Treasurer and Assistant Secretary of OHM in September 1985, having joined OHM in June 1985 as Director of Finance. Prior to joining OHM, Ms. Beall was General Manager, Treasury Services for USX Corporation and previous to that with Marathon Oil Company.

Robert J. Blackwell - Vice President, Marketing and Strategic Planning. Mr. Blackwell joined the Company in July 1993. Prior to joining the Company, Mr. Blackwell was Vice President for Federal Marketing and Legislative Affairs, from January 1993 to July 1993, and Director of Marketing and Federal Relations, from January 1989 to December 1992 of Ebasco Services Incorporated.

Daniel P. Buettin - Vice President, Finance and Chief Financial Officer. Mr. Buettin joined the Company as Controller in January 1987 and served as Vice President, Midwest Region from April 1992 until he assumed his current position in November 1994. Prior to joining the Company, Mr. Buettin was a Senior Manager with Arthur Andersen & Co.

Fred H. Halvorsen - Vice President, Health and Safety. Dr. Halvorsen joined OHM in July 1984 as Director of Health and Safety and assumed his current position in May 1987.

Kris E. Hansel - Vice President and Controller. Mr. Hansel joined the Company as General Accounting Manager in November 1988, became Assistant Controller in October 1991 and assumed his current position in April 1992. Prior to joining the Company, Mr. Hansel was General Accounting Manager of
WearEver-ProctorSilex, Inc.

Frank A. McBride - Vice President. Mr. McBride joined the Company in May 1987. Prior to joining the Company, Mr. McBride was Vice President, Product Management for US Sprint Telephone Company. Mr. McBride also serves as a director of NSC.

Phillip V. Petrocelli - Vice President, Western Operations. Mr. Petrocelli joined the Company in August 1993. Prior to joining the Company, Mr. Petrocelli was Regional Director and previous to that was Acting Vice President
- Analytical Labs, with IT Corporation.

Michael A. Szomjassy - Vice President, Eastern Operations. Mr. Szomjassy joined the Company in November 1989, as Vice President, Southeast Region of OHM and assumed his current position with the Company in May 1993. Prior to joining OHM, Mr. Szomjassy was Regional Manager, Remediation Services of Ebasco Services, Inc.

Randall M. Walters - Vice President, General Counsel and Secretary. Mr. Walters joined the Company in January 1987. Prior to joining the Company, Mr. Walters was associated with the law firm of Jones, Day, Reavis & Pogue from December 1984 to January 1987 and was previously associated with the law firm of Vinson & Elkins, Houston, Texas. Mr. Walters also serves as a director of NSC.

PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS
--------------------------------------------------------------------------------

The information required by this item is set forth on page 44 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The information required by this item is set forth on pages 17 and 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The information required by this item is set forth on pages 19 through 26 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The Report of Independent Auditors and Consolidated Financial Statements set forth on pages 27 through 45 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference. The Quarterly Results of Operations set forth on page 44 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

Not applicable.

PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this item, in addition to that set forth above in
Part I under the caption "Executive Officers of the Registrant," is set forth in the section entitled "Election of Directors" contained on pages 63 and 64 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") in connection with the Company's 1995 Annual Meeting of Shareholders, and said information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Remuneration of directors and officers and information related thereto is included on pages 67 through 71 of the Proxy Statement under the caption "Executive Compensation and Other Information," and said information is incorporated herein by reference except for information included under the subcaptions "Board Compensation and Stock Option Committee Report" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

Security ownership of management and certain beneficial owners and information related thereto is included on pages 65 and 66 of the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof," and said information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Transactions with management and related parties and information related thereto is included on page 72 of the Proxy Statement under the caption "Certain Relationships and Related Transactions," and said information is incorporated herein by reference.

PART IV
--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of the Company and its subsidiaries, included in the Registrant's 1994 Annual Report to Shareholders, have been incorporated herein by reference pursuant to Item 8:

         Consolidated Balance Sheets
         -As of December 31, 1994 and 1993

         Consolidated Statements of Operations
         -For the Years Ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Changes in Shareholders' Equity -For the Years Ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows
         -For the Years Ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

(a)(2) The following consolidated financial statement information and schedule of the Company and its subsidiaries are included in this Annual Report on Form 10-K:

         Schedule II     Valuation and Qualifying Accounts
                         -- For the Years Ended December 31, 1994, 1993 and 1992

(a)(3)  Exhibits

         The following Exhibits are included in this Annual Report on Form 10-K:


Exhibit                                                 Exhibit
Number                                                Description
-------                                               -----------
2(a)     Agreement of Merger dated as of May 6, 1994 by and between OHM Corporation, a Delaware corporation and the Registrant.

2(b)     Agreement and Plan of Reorganization among OHM Corporation, Rust Remedial Services, Inc., Enclean Environmental Services
         Group, Inc., Rust Environmental, Inc., and Rust International Inc. dated December 5, 1994 [incorporated by reference to
         Appendix B to Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1995].

3(i)     Amended and Restated Articles of Incorporation of the Registrant dated May 19, 1994.

3(ii)    Regulations of the Registrant.

4(a)     Indenture dated as of October 1, 1986 between Registrant and United States Trust Company of New York, Trustee, relating to the Registrant's 8% Convertible Subordinated Debentures due October 1, 2006 [incorporated by reference to Exhibit 4(a) to
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1986].

4(b)     Specimen Debenture Certificate [incorporated by reference to Exhibit 4(b) to Registrant's Amendment No. 1 to Registration
         Statement on Form S-1, No. 33-8296].

4(c)     First Supplemental Indenture dated as of May 20, 1994 by and among the Registrant and United States Trust Company of New
         York.

4(d)     Specimen Common Stock Certificate.

*10(a)   OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994 [incorporated by reference to Appendix 2 to Registrant's Proxy Statement for its Annual Meeting held May 10, 1994].

*10(b)   OHM Corporation Nonqualified Stock Option Plan for Directors [incorporated by reference to Exhibit 10(c) to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1992].

*10(c)   OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994.

*10(d)   OHM Corporation Retirement Savings Plan Trust Agreement between Registrant and National City Bank, as Trustee, as amended and restated effective July 1, 1994.

*10(e)   OHM Corporation Directors' Deferred Fee Plan.

*10(f)   Form of Indemnification Agreements entered into between Registrant and its Directors and Executive Officers [incorporated by reference to Exhibit 10(n) to Registration Statement on Form S-1, No. 33-8296].





__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10- K.


*10(g)   Form of Employment Agreements providing certain severance benefits in the event of a change of control entered into between Registrant and certain of its executive officers [incorporated by reference to Exhibit 10(g) to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1988].

10(h)    Revolving Credit Agreement dated as of May 11, 1993, among OHM Corporation, OHM Remediation Services Corp., the financial institutions named therein, and Citibank USA, Inc., as Agent, and Continental Bank N.A., as Administrative Agent
         [incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1993].

10(i)    Security Agreement dated as of May 11, 1993, among OHM Corporation, OHM Remediation Services Corp. and Continental Bank
         N.A., as Administrative Agent [incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1993].

10(j)    Pledge Agreement dated as of May 11, 1993, executed by the Registrant in favor of Continental Bank N.A., as Administrative
         Agent [incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1993].

10(k)    Amendment to Revolving Credit Agreement dated as of September 30, 1993, among OHM Corporation, OHM Remediation Services
         Corp., the financial institutions named therein, and Citibank USA, Inc., as Agent, and Continental Bank N.A., as
         Administrative Agent [incorporated by reference to Exhibit 10(t) to the Registrant's Registration Statement on Form S-1,
         No. 33-70130].

10(l)    Second Amendment to Revolving Credit Agreement dated as of May 4, 1994 among OHM Corporation, OHM Remediation Services
         Corp., the financial institutions named therein, Continental Bank N.A., as Administrative Agent and Citicorp USA, Inc., as
         Agent.  [incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1994].

10(m)    Third Amendment to Revolving Credit Agreement dated as of July 29, 1994 among OHM Corporation, OHM Remediation Services
         Corp., the financial institutions named therein, Continental Bank N.A., as Administrative Agent and Citicorp USA, Inc., as
         Agent [incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1994].

10(n)    Fourth Amendment to Revolving Credit Agreement dated as of January 18, 1995 among OHM Corporation, OHM Remediation Services
         Corp., the financial institutions named therein, Continental Bank N.A., as Administrative Agent and Citicorp USA, Inc., as
         Agent.

10(o)    Master Loan and Security Agreement dated May 11, 1993, between OHM Remediation Services Corp. and BOT Financial Corporation
         [incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1993].

10(p)    Amendment No. 1 to Master Loan and Security Agreement dated as of January 19, 1995 between BOT Financial Corporation and
         OHM Remediation Services Corp.

10(q)    Promissory Note dated December 23, 1993 executed by OHM Remediation Services Corp. in favor of BOT Financial Corporation
         [incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993].



---------------------------

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10- K.

10(r)    Promissory Note dated December 28, 1994 executed by OHM Remediation Services Corp. in favor of BOT Financial Corporation.

10(s)    Loan and Security Agreement dated as of August 1, 1994 by and between OHM Remediation Services Corp. and Internationale
         Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1994].

10(t)    Promissory Note dated August 31, 1994 executed by OHM Remediation Services Corp. in favor of Internationale Nederlanden
         Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1994].

10(u)    Continuing Corporate Guaranty dated as of August 1, 1994 executed by OHM Corporation in favor of Internationale Nederlanden
         Lease Structured Finance B.V. [incorporated by reference to Exhibit10(d) to Registrant's Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1994].

10(v)    Purchase Agreement dated as of December 15, 1992, among OHM Corporation, NSC Corporation, NSC Industrial Services Corp.,
         Waste Management, Inc., and The Brand Companies, Inc. [incorporated by reference to Exhibit 10(j) to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1992].

10(w)    Stock Purchase Agreement dated December 17, 1992, among OHM Corporation and Chemical Waste Management, Inc. [incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992].

11       Statement Re Computation of Per Share Earnings.

13       Registrant's 1994 Annual Report to Stockholders.

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP.

24       Powers of Attorney of certain directors and officers of the Company.

27       Financial Data Schedule

(b)      There were no reports on Form 8-K filed during the three months ended December 31, 1994.

(c)      The response to this portion of Item 14 is included as Exhibits to this report.

(d) The following consolidated financial statements of NSC Corporation and its subsidiaries, which are consolidated under the equity method of accounting in the Company's financial statements, are included in this Annual Report on Form 10-K pursuant to the requirements of Rule 3-09 of Regulation S-X:

             Consolidated Balance Sheets
             -December 31, 1994 and 1993

             Consolidated Statements of Operations
             -Years Ended December 31, 1994, 1993 and 1992

             Consolidated Statements of Changes in Stockholders' Equity -Years Ended December 31, 1994, 1993 and 1992

             Consolidated Statements of Cash Flows
             -Years Ended December 31, 1994, 1993 and 1992

             Notes to Consolidated Financial Statements

             Report of Independent Auditors

             Financial Statement Information and Schedules

                      Schedule II  Valuation and Qualifying Accounts
                                   -Years Ended December 31, 1994, 1993 and 1992

Note: None of the Exhibits listed in this foregoing index is included with this Annual Report on Form 10-K. A copy of these Exhibits may be obtained without charge by writing to Pamela K.M. Beall, Vice President, Treasurer and Assistant Secretary, OHM Corporation, 16406 U.S. Route 224 East, P.O. Box 551, Findlay, Ohio 45839-0551.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OHM CORPORATION

                                       By  *  JAMES L. KIRK
                                       -------------------------------------
                                       James L. Kirk-Chairman of the Board,
                                       President and Chief Executive Officer
March 30, 1995

         Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 1995.


*   JAMES L. KIRK
-----------------------------------------------------------------------------
  James L. Kirk-Chairman of the Board, President and
  Chief Executive Officer

*   DANIEL P. BUETTIN
-----------------------------------------------------------------------------
  Daniel P. Buettin-Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

*   KRIS E. HANSEL
-----------------------------------------------------------------------------
  Kris E. Hansel-Vice President and Controller (Principal Accounting Officer)

*   IVAN W. GORR
-----------------------------------------------------------------------------
  Ivan W. Gorr-Director

*   CHARLES D. HOLLISTER
-----------------------------------------------------------------------------
  Charles D. Hollister-Director

*   JOSEPH R. KIRK
-----------------------------------------------------------------------------
  Joseph R. Kirk-Director

*   RICHARD W. POGUE
-----------------------------------------------------------------------------
  Richard W. Pogue-Director

*   CHARLES W. SCHMIDT
-----------------------------------------------------------------------------
  Charles W. Schmidt-Director

* The undersigned, by signing his name hereto does sign and execute this report pursuant to Powers of Attorney executed on behalf of the above-named directors and contemporaneously herewith filed with the Securities and Exchange Commission.

/s/  RANDALL M. WALTERS                                     March 30, 1995
------------------------------------
  Randall M. Walters, Attorney-in-Fact

OHM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)


-------------------------------------------------------------------------------------------------------------------
 Column A                                      Column B       Column C      Column D       Column E       Column F
-------------------------------------------------------------------------------------------------------------------
                                                                    Additions

 Classification                               Balance at     Charged to    Charged to         (1)        Balance at
                                               Beginning      Costs and      Other         Deductions        End
                                               of Period       Expenses     Accounts        Describe      of Period
-------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1994
 ----------------------------
   Allowance for Uncollectible Accounts           $2,776        $25,522            --         $2,235       $26,063

 Year ended December 31, 1993
 ----------------------------
   Allowance for Uncollectible Accounts           $1,601         $1,210            --            $35        $2,776

 Year ended December 31, 1992
 ----------------------------
   Allowance for Uncollectible Accounts           $1,221           $550            --           $170        $1,601


(1)  Uncollectible accounts charged against the valuation reserve.