Form 10-K/A
OHM CORP
filed 1995-03-31
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          --------------------------

                                   FORM 10-K/A

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

(a)(3)  Exhibits

         The following Exhibit is included in this Annual Report on Form 10-K/A:


Exhibit                            Exhibit
Number                           Description
-------                          -----------

27      Financial Data Schedule


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

                                                  OHM CORPORATION

                                       By  *  JAMES L. KIRK
                                       -------------------------------------
                                       James L. Kirk-Chairman of the Board,
                                       President and Chief Executive Officer

March 31, 1995

         Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 1995.


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

/s/  RANDALL M. WALTERS                                     March 31, 1995
------------------------------------
  Randall M. Walters, Attorney-in-Fact