Form 10-K/A
period 1994-12-31
OHM CORP
filed 1995-05-02
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _________________________

                                  FORM 10-K/A
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ____________________to ________________

                         Commission file number  1-9654

                                OHM CORPORATION
             (Exact name of registrant as specified in its charter)

          OHIO                                     34-1503050
(State of Incorporation)                 (I.R.S. Employer Identification Number)

16406 U.S. ROUTE 224 EAST, FINDLAY, OH                    45840
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:    (419)423-3529

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.10 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

           8% Convertible Subordinated Debentures due October 1, 2006
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X      No
                                                    -------       --------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [           ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1995, was $94,399,784.

The number of shares of common stock outstanding on March 15, 1995, was 15,636,465 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Part II.

         Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K of OHM Corporation (the "Company"), which was filed with the Securities and Exchange Commission on March 30, 1995, are hereby amended in their entirety as follows to reflect information required by such items as of March 31, 1995:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------------------------------------------------------------------------------

                                                  POSITIONS AND OTHER RELATIONSHIPS
            NAME               AGE            WITH THE COMPANY AND BUSINESS EXPERIENCE
            ----               ---            ----------------------------------------
Ivan W. Gorr.................  65      Director and Chairman of the Audit Committee and member
                                       of the Executive Committee. Mr. Gorr retired as
                                       Chairman of the Board of Directors and Chief Executive
                                       Officer of Cooper Tire & Rubber Company of Findlay,
                                       Ohio, a manufacturer of tires and other rubber
                                       products. Mr. Gorr is a director of Cooper Tire &
                                       Rubber Company, Amcast Industrial Corporation, Arvin
                                       Industries, Inc. and The Fifth Third Bancorp.

Dr. Charles D. Hollister.....  58      Director and member of the Audit Committee. Dr.
                                       Hollister has been since 1979, the Senior Scientist and
                                       Vice President of Woods Hole Oceanographic Institution,
                                       Woods Hole, Massachusetts, a non-profit
                                       scientific/educational research institution.

James L. Kirk(1).............  45      Chairman of the Board of Directors, President and Chief
                                       Executive Officer and Chairman of the Executive
                                       Committee. Mr. Kirk has been President and Chief
                                       Executive Officer of the Company since July 1986 and,
                                       in addition, was elected Chairman of the Board in
                                       January 1987. He has served as Chairman of the Board
                                       and Chief Executive Officer of OHM Remediation Services
                                       Group Corp. ("OHMR") since April 1985.  Mr. Kirk is a
                                       founder of OHMR and has served in various capacities as
                                       an officer and director of OHMR.

Joseph R. Kirk(1)............  43      Executive Vice President and Director. Mr. Kirk served
                                       as Vice Chairman of OHMR from April 1985 until July
                                       1986 and continues to serve as Executive Vice President
                                       of OHMR. He is a founder of OHMR and has served in
                                       various capacities as an officer and director of OHMR.

Richard W. Pogue.............  66      Director and Chairman of the Compensation and Stock
                                       Option Committee and a member of the Executive
                                       Committee. Mr. Pogue is a consultant with Dix & Eaton,
                                       a public relations firm. Effective June 30, 1994 Mr.
                                       Pogue retired as Senior Partner of the law firm of
                                       Jones, Day, Reavis & Pogue, Cleveland, Ohio, of which
                                       he had been a partner since 1961. Mr. Pogue is also a
                                       director of Continental Airlines, Inc., Derlan
                                       Industries Limited, M.A. Hanna Company, KeyCorp,
                                       Redland PLC, Rotek Incorporated and TRW Inc.

Charles W. Schmidt...........  66      Director and member of the Audit Committee and the
                                       Compensation and Stock Option Committee. Mr. Schmidt
                                       retired as Senior Vice President, External Affairs of
                                       Raytheon Company, a broadly diversified manufacturer of
                                       industrial and consumer products, and was formerly
                                       President and Chief Executive Officer of SCA Services,
                                       Inc., a company that provided waste management-related
                                       services. Mr. Schmidt is also a director of The Boston
                                       Company and Boston Safe Deposit and Trust Company, the
                                       Massachusetts Financial Services Family of Mutual Funds
                                       and Mohawk Paper Company.

- ---------------
(1) James L. Kirk and Joseph R. Kirk are brothers.

ITEM 11.  EXECUTIVE COMPENSATION
- -------------------------------------------------------------------------------


                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ended December 31, 1994, 1993 and 1992, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the six most highly compensated executive officers of the Company in 1994, including the Chief Executive Officer of the Company, in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                     --------------
                                                                         AWARDS
                                       ANNUAL COMPENSATION           --------------
                                 -------------------------------     STOCK OPTIONS          ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR     SALARY($)     BONUS($)       GRANTED(#)       COMPENSATION($)(5)
- ---------------------------      ----     ---------     --------     --------------     ------------------
James L. Kirk..................  1994      330,013            0           50,000               6,260
Chairman, President and Chief    1993      330,013            0          150,000               5,051
Executive Officer                1992      336,359            0                0               4,380

Joseph R. Kirk.................  1994      300,019            0           30,000               5,934
Executive Vice President         1993      300,019            0          100,000               5,141
                                 1992      305,789            0                0               4,435

Randall M. Walters.............  1994      200,013            0            5,000               5,592
Vice President, General          1993      200,013            0           20,000               4,964
Counsel and Secretary            1992      203,859            0           75,000(2)            4,123

Frank A. McBride...............  1994      200,013            0           20,000               5,599
Vice President                   1993      200,013            0           20,000               3,890
                                 1992      203,859            0          115,000(3)            2,554

Michael A. Szomjassy...........  1994      185,108            0           30,000               5,558
Vice President                   1993      163,953            0           35,000               3,380
                                 1992      152,894       72,000           20,000(4)            3,571

Samuel H. Iapalucci(1).........  1994      196,166            0           20,000               6,597
Vice President and Chief         1993      188,954            0           25,000               4,045
Financial Officer                1992      178,368            0           10,000                 761

- ---------------
(1) Mr. Iapalucci resigned his position with the Company effective November 30, 1994.

(2) Includes stock options with respect to 65,000 shares of Common Stock which were granted on August 6, 1992 in exchange for the surrender of previously granted options.

(3) Includes stock options with respect to 105,000 shares of Common Stock which were granted on August 6, 1992 in exchange for the surrender of previously granted options.

(4) Includes stock options with respect to 20,000 shares of Common Stock which were granted on August 6, 1992 in exchange for the surrender of previously granted options.

(5) Amounts include company matching contributions to the Company's Retirement Savings Plan and excess premiums for group life insurance.

     Directors of the Company who are not employees receive $18,000 per annum. Members of the Company's Executive Committee who are not employees receive $1,500 per meeting, and each non-employee member of any other committee of the Company's Board of Directors receives $500 per meeting.

STOCK OPTIONS

     The following table sets forth information with respect to grants of options pursuant to the Company's 1986 Stock Option Plan made to the executive officers named in the Summary Compensation Table during the 1994 fiscal year.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL
                                                                                           REALIZABLE
                                              INDIVIDUAL GRANTS                             VALUE AT
                          ---------------------------------------------------------      ASSUMED ANNUAL
                                           % OF TOTAL                                    RATES OF STOCK
                                            OPTIONS                                    PRICE APPRECIATION
                                           GRANTED TO      EXERCISE OR                   FOR OPTION TERM
                            OPTIONS       EMPLOYEES IN     BASE PRICE     EXPIRATION   -------------------
          NAME            GRANTED (#)     FISCAL YEAR        ($/SH)          DATE      5% ($)      10% ($)
          ----            -----------     ------------     -----------    ----------   -------     -------
James L. Kirk...........     50,000           10.5            10.875        6/28/04    341,961     866,597
Joseph R. Kirk..........     30,000            6.3            10.875        6/28/04    205,177     519,958
Randall M. Walters......      5,000            1.0            10.875        6/28/04     34,196      86,660
Frank A. McBride........     20,000            4.2            10.875        6/28/04    136,785     346,639
Michael A. Szomjassy....     10,000            2.1            10.875        6/28/04     68,392     173,319
                             20,000            4.2             16.25        2/11/04    204,391     642,966
Samuel H. Iapalucci.....     20,000            4.2            10.875        6/28/04    136,785     346,639

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the executives named in the Summary Compensation Table concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                           SHARES                                                                 VALUE OF UNEXERCISED
                          ACQUIRED      VALUE REALIZED          NUMBER OF UNEXERCISED                 IN-THE-MONEY
                             ON        (MARKET PRICE AT         OPTIONS AT FY-END (#)             OPTIONS AT FY-END ($)
                          EXERCISE      EXERCISE LESS       -----------------------------     -----------------------------
          NAME              (#)        EXERCISE PRICE)      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
          ----            --------     ----------------     -----------     -------------     -----------     -------------
James L. Kirk...........       --                --             70,000          130,000           7,500              11,250
Joseph R. Kirk..........       --                --             46,000           84,000           5,000               7,500
Randall M. Walters......       --                --             80,000           20,000          64,125               6,500
Frank A. McBride........       --                --            113,000           42,000          90,375              15,250
Michael A. Szomjassy....       --                --             53,000           52,000          28,188              10,563
Samuel H. Iapalucci.....   32,000          $ 18,000                  0                0               0                   0

EMPLOYMENT AND INDEMNIFICATION AGREEMENTS

     The Company has entered into agreements with the executive officers named in the Summary Compensation Table and certain other executive officers providing that in the event of any "change of control" of the Company such officers would continue their employment with the Company in their present position for terms of approximately three years following such change of control. During such term of employment, each such officer would be entitled to receive base compensation and to continue to participate in incentive and employee benefit plans at levels no less favorable to him than prior to commencement of the term or to receive a lump sum payment, following the termination of his employment. While each of such agreements is presently in effect, none of them become operative until a change in control of the Company has occurred, prior to which time the Company and such officer each reserves the right at any time with or without cause to terminate their employment relationship. The transactions that are deemed to result in a change of control for the purposes of these agreements include (a) merger or consolidation of the Company with, or sale of all or substantially all its assets to another corporation, as a result of which less than a majority of the voting shares of the surviving entity are owned by former shareholders of the Company; (b) any person becoming the beneficial owner of 25% or more of the voting stock of the Company; (c) reporting by the Company under specified provisions of the federal securities laws that a change in control has occurred; and (d) when within any two-year period, a majority of directors at the beginning of such period (not including persons approved by at least two-thirds of the directors still in office who were directors at the beginning of such period) cease to be directors of the Company.

     The Company has also entered into indemnification agreements ("Indemnification Agreements") with each current member of the Board of Directors as well as with each executive officer of the Company. The form and execution of the Indemnification Agreements were approved by the Company's shareholders at the Annual Meeting of Shareholders held on May 19, 1987. Such agreements essentially provide that to the extent permitted by law, the Company will indemnify the indemnitee against all expenses, costs, liabilities and losses (including attorneys' fees, judgments, fines or settlements) incurred or suffered by the indemnitee in connection with any suit in which the indemnitee is a party or otherwise involved as a result of his service as a member of the Board or as an officer.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Gorr, Pogue and Schmidt are members of the Compensation and Stock Option Committee of the Board of Directors of the Company. Effective June 30, 1994 Mr. Pogue retired as Senior Partner of Jones, Day, Reavis & Pogue, a law firm which during 1994 was retained by the Company to perform various corporate and litigation-related services for the Company and its subsidiaries. Jones, Day, Reavis & Pogue may be called on to perform similar and other services for the Company in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------------------------------------------------------------------------------

     The Company's Common Stock is the Company's only outstanding class of voting securities. The following table sets forth certain information as of March 31, 1995 with respect to the beneficial ownership of the Company's Common Stock by (i) holders of 5% or greater, (ii) each Director of the Company, (iii) the executive officers named in the Summary Compensation Table under "EXECUTIVE COMPENSATION AND OTHER INFORMATION" and (iv) by all Directors and officers of the Company as a group.

                                                              AMOUNT AND NATURE          PERCENTAGE
                            NAME                          OF BENEFICIAL OWNERSHIP(1)      OF CLASS
                            ----                          --------------------------     ----------
    State of Wisconsin Investment Board(2)..............           1,500,000                 9.02
      P.O. Box 7842
      Madison, Wisconsin 53707
    H. Wayne Huizenga(3)................................           1,550,000                 8.79
      200 South Andrews Avenue
      Fort Lauderdale, Florida 33301
    Gintel Equity Management, Inc.(4)...................             845,000                 5.08
      46 Greenwich Office Park
      Greenwich, Connecticut 06831
    James L. Kirk(5)(6).................................           2,003,800                11.97
    Joseph R. Kirk(5)(7)................................           2,459,800                14.73
    Ivan W. Gorr(5)(8)..................................              27,000                    *
    Dr. Charles D. Hollister(5)(8)......................              25,000                    *
    Richard W. Pogue(5)(8)(9)...........................              54,000                    *
    Charles W. Schmidt(5)(10)...........................              65,000                    *
    Frank A. McBride(5)(11).............................             119,000                    *
    Michael A. Szomjassy(5)(12).........................              61,040                    *
    Randall M. Walters(5)(13)...........................              86,000                    *
    Samuel H. Iapalucci(14)(16).........................               6,720                    *
    All Directors and executive officers as a group
      (16 persons)(15)(16)..............................           5,094,071                29.27

- ---------------
   * less than 1%.


 (1) Information with respect to beneficial ownership is based on information furnished to the Company by each shareholder included in this table. Except as indicated in the notes to the table, each shareholder included in the table has sole voting and investment power with respect to the shares shown to be beneficially owned by him.

 (2) According to an Amendment No. 6 to Schedule 13G filed by State of Wisconsin Investment Board.


 (3) According to a Schedule 13D, dated April 1, 1995, filed by Mr. Huizenga. Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 1,000,000 shares of Common Stock, but does not include 500,000 shares of Common Stock owned by the Huizenga Family Foundation, Inc. as to which Mr. Huizenga disclaims beneficial ownership.


 (4) According to a Schedule 13G, dated February 8, 1995, filed by Gintel Equity Management, Inc.

 (5) The address of each shareholder is c/o OHM Corporation, 16406 U.S. Route 224 East, Findlay, Ohio 45840.

 (6) Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 99,000 shares of Common Stock. Also includes 15,828 shares of Common Stock held in three trusts by Mr. Kirk's wife as trustee for the benefit of the Kirks' children, as to which Mr. Kirk disclaims beneficial ownership.

 (7) Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 66,000 shares of Common Stock. Also includes 21,780 shares of Common Stock held in three trusts by Mr. Kirk's wife as trustee for the benefit of the Kirks' children, as to which Mr. Kirk disclaims beneficial ownership.

 (8) Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 25,000 shares of Common Stock.

 (9) Includes 1,000 shares of Common Stock held in trust for the benefit of Mr. Pogue's wife as to which he disclaims beneficial ownership.

(10) Includes 10,000 shares of Common Stock held in trust for the benefit of Mr. Schmidt's wife as to which he disclaims beneficial ownership.

(11) Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 119,000 shares of Common Stock.

(12) Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 61,000 shares of Common Stock.

(13) Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 86,000 shares of Common Stock.

(14) Mr. Iapalucci's address is 6060 S. Willow Drive, Englewood, Colorado 80111.

(15) Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase an aggregate of 762,450 shares of Common Stock.

(16) Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10 percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to disclose in its Proxy Statement any failure to file by these dates. All of these filing requirements were satisfied, except that Samuel H. Iapalucci, who resigned his position with the Company on November 30, 1994 and Phillip V. Petrocelli, Vice President, Western Operations each failed to file one report relating to, in each case, one transaction that occurred in December 1994.

     James L. Kirk and Joseph R. Kirk are brothers, each of whom disclaims beneficial interest in the shares owned by the other.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------------------------------

     The Company provides Robert W. Kirk, a former officer and shareholder of OHM and father of James L. Kirk and Joseph R. Kirk, with a pension arrangement pursuant to which OHM is to make payments of $96,000 per year, subject to further cost of living adjustments, for the remainder of his life and that of his spouse if she survives him. During 1994, the Company made payments totalling $109,000 to Robert W. Kirk under this pension arrangement.

     During 1994, Kirk Brothers Co., Inc. ("KBC"), the principal shareholders of which are Richard C. Kirk and Robert W. Kirk, the brother and father, respectively, of James L. Kirk and Joseph R. Kirk, provided subcontract services to OHM on various projects pursuant to an Agreement dated June 6, 1994 which was approved by the Board of Directors on February 11, 1994. During 1994, the Company made payments to KBC totalling $2,055,000 under this Agreement.

     In connection with the commencement of his employment, Phillip V. Petrocelli, Vice President, Western Operations, received a $100,000 interest free loan to be forgiven in equal installments on the anniversary date of his employment over seven consecutive years. The balance of the loan becomes due and payable immediately in the event Mr. Petrocelli voluntarily leaves the employment of the Company or is terminated for cause before August 30, 2000. During 1994, $11,000 of the principal balance was forgiven.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                           OHM CORPORATION
                                                                    (Registrant)

Date:  May 1, 1995         By:  /s/ Randall M. Walters
                               -------------------------------------------------
                               Randall M. Walters, Vice President, Secretary and General Counsel