Form 10-Q
period 1995-03-31
OHM CORP
filed 1995-05-15
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------



                                   FORM 10-Q

                                   (MARK ONE)
        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     -------      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995


                                       OR


     -------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 1-9654



                                OHM CORPORATION
             (Exact name of registrant as specified in its charter)




     OHIO                                              34-1503050
(State of Incorporation)                 (I.R.S. Employer Identification Number)




16406 U.S. ROUTE 224 EAST,  FINDLAY, OH.                     45840
(Address of principal executive offices)                   (Zip Code)




                                (419) 423-3529
             (Registrant's telephone number, including area code)

              Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirement for the past 90 days. Yes X No
                                                                      ---   ---
        The number of shares of Common Stock outstanding on April 30, 1995 was 16,649,265.

                                OHM CORPORATION
                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995


                                     PART I
                             FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1995 (Unaudited)
           and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

         Consolidated Statements of Income (Unaudited) for the Three Months
           Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statements of Cash Flows (Unaudited) for the Three Months
           Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . .       4

         Independent Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . .       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . .       9

                                    PART II
                               OTHER INFORMATION
Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Item 1.  FINANCIAL STATEMENTS

                                                                 OHM CORPORATION
                                                           CONSOLIDATED BALANCE SHEETS
                                                        (In Thousands, Except Share Data)

                                                                                     March 31,   December 31,
                                                                                       1995          1994
                                                                                    ----------    ----------
ASSETS                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,287    $   4,930
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,569       86,663
   Costs and estimated earnings on contracts in process in excess of billings . .       64,343       65,437
   Materials and supply inventory, at cost  . . . . . . . . . . . . . . . . . . .       10,670       10,099
   Prepaid expenses and other assets  . . . . . . . . . . . . . . . . . . . . . .        9,344        7,252
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,437        6,744
   Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .          137          205
                                                                                    ----------   ----------
                                                                                       181,787      181,330
                                                                                      --------     --------

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,671       57,240
                                                                                     ---------    ---------
Other Noncurrent Assets:
   Deferred debt issuance and financing costs . . . . . . . . . . . . . . . . . .        2,344        2,381
   Investments in affiliated company  . . . . . . . . . . . . . . . . . . . . . .       23,435       23,352
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          336          336
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,162        7,907
                                                                                     ---------    ---------
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,277       33,976
                                                                                     ---------    ---------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $273,735     $272,546
                                                                                      ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 43,110     $ 47,936
  Billings on contracts in process in excess of costs and estimated earnings  . .          579           40
  Accrued compensation and related taxes  . . . . . . . . . . . . . . . . . . . .        3,259        3,874
  Federal, state and local taxes  . . . . . . . . . . . . . . . . . . . . . . . .           56          102
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .        9,880        9,652
  Current portion of noncurrent liabilities   . . . . . . . . . . . . . . . . . .        3,645        3,262
                                                                                     ---------   ----------
                                                                                        60,529       64,866
                                                                                      --------    ---------
Noncurrent Liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      121,411      127,279
  Capital leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           86           92
  Pension agreement   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          912          906
                                                                                    ----------  -----------
                                                                                       122,409      128,277
                                                                                      --------     --------

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,590        2,483
                                                                                     ---------    ---------

Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares
    authorized; none issued and outstanding   . . . . . . . . . . . . . . . . . .            -            -
  Common stock, $.10 par value, 50,000,000 shares authorized;
    Shares issued:  1995 - 16,848,089;  1994 - 15,848,089   . . . . . . . . . . .        1,684        1,584
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .       73,194       63,294
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,885       14,598
                                                                                      --------    ---------
                                                                                        90,763       79,476
Less Treasury Stock, 1995 - 211,624; 1994 - 211,624 . . . . . . . . . . . . . . .       (2,556)      (2,556)
                                                                                     ---------   ----------
                                                                                        88,207       76,920
                                                                                      --------    ---------
    Total Liabilities and Shareholders' Equity  . . . . . . . . . . . . . . . . .     $273,735     $272,546
                                                                                      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


                                OHM CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)



                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                          --------------------
                                                                                            1995         1994
                                                                                          --------     --------
                                                                                              (Unaudited)
Gross Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $80,217     $75,031
  Less direct subcontract costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23,668      23,220
                                                                                          -------     -------
Net Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    56,549      51,811
  Cost of services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43,639      41,427
                                                                                          -------     -------
Gross Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,910      10,384
  Selling, general and administrative expenses  . . . . . . . . . . . . . . . . . . . .     7,681       7,287
                                                                                          -------    --------
Operating Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,229       3,097
                                                                                          -------    --------
Other (Income) Expenses:
  Investment income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10)        (10)
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,239       1,784
  Equity in net earnings of affiliate   . . . . . . . . . . . . . . . . . . . . . . . .       (83)        (68)
  Miscellaneous expense, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32          84
                                                                                        ---------   ---------
                                                                                            3,178       1,790
                                                                                          -------    --------
Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,051       1,307
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       764         502
                                                                                        ---------   ---------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,287     $   805
                                                                                         ========     =======

Net Income Per Share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.08     $  0.05
                                                                                         ========     =======
Weighted average number of common and
  common equivalent shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . .    15,705      16,202
                                                                                           ======      ======

The accompanying notes are an integral part of these consolidated financial statements.


                                OHM CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                       ------------------
                                                                                        1995        1994
                                                                                      -------      -------
                                                                                          (Unaudited)

Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,287      $    805
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .      1,762         1,536
    Amortization of other noncurrent assets   . . . . . . . . . . . . . . . . . .        693           589
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .        414           502
    Loss on sale of property and equipment  . . . . . . . . . . . . . . . . . . .          1           148
    Equity in net earnings of affiliate's continuing operations   . . . . . . . .        (83)          (68)
    Deferred translation adjustments and other  . . . . . . . . . . . . . . . . .         25             5
Changes in current assets and liabilities:
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,906)        3,385
    Costs and estimated earnings on contracts in process in excess of billings  .      1,094       (20,984)
    Materials and supply inventory  . . . . . . . . . . . . . . . . . . . . . . .       (571)         (198)
    Prepaid expenses and other assets   . . . . . . . . . . . . . . . . . . . . .     (2,092)         (909)
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .         68             -
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,826)       (3,267)
    Billings on contracts in process in excess of costs and estimated earnings  .        539          (357)
    Accrued compensation and related taxes  . . . . . . . . . . . . . . . . . . .       (615)          193
    Federal, state and local income taxes   . . . . . . . . . . . . . . . . . . .        (46)         (186)
    Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .        228         1,050
                                                                                    --------     ---------
      Net cash used in operating activities   . . . . . . . . . . . . . . . . . .     (4,028)      (17,756)
                                                                                     -------      --------
Cash flows from investing activities:
    Purchases of property and equipment   . . . . . . . . . . . . . . . . . . . .     (2,227)       (3,342)
    Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . .         46            60
    Increase in other noncurrent assets   . . . . . . . . . . . . . . . . . . . .       (911)         (490)
                                                                                    --------     ---------
      Net cash used in investing activities . . . . . . . . . . . . . . . . . . .     (3,092)       (3,772)
                                                                                     --------     ---------
Cash flows from financing activities:
    Payments on long-term debt and capital leases   . . . . . . . . . . . . . . .       (805)         (429)
    Proceeds from borrowing under revolving credit agreement  . . . . . . . . . .     26,700        34,800
    Payments on revolving credit agreement  . . . . . . . . . . . . . . . . . . .    (31,400)      (14,800)
    Payments on pension agreement   . . . . . . . . . . . . . . . . . . . . . . .        (18)          (26)
    Proceeds from public offering of common stock   . . . . . . . . . . . . . . .          -           882
    Proceeds from private placement of common stock   . . . . . . . . . . . . . .     10,000             -
    Reissuance of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .          -           189
                                                                                    --------    ----------
      Net cash provided by financing activities   . . . . . . . . . . . . . . . .      4,477        20,616
                                                                                    --------      --------
      Net decrease in cash and cash equivalents   . . . . . . . . . . . . . . . .     (2,643)         (912)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .      4,930         5,039
                                                                                    --------      --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .    $ 2,287       $ 4,127
                                                                                     =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1995 and 1994, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 and 1994, are not necessarily indicative of the results for the full year.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements at March 31, 1995, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 - SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest was $1,785,000 and $585,000 and cash paid for income taxes was $196,000 and $220,000 for the three months ended March 31, 1995 and 1994, respectively.

NOTE 3 - RECLASSIFICATIONS

Certain amounts presented for the three months ended March 31, 1994 have been reclassified to conform to the March 31, 1995 presentation.

NOTE 4 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY

The Company owns a 40% equity interest in NSC, a nationwide asbestos abatement service company. The following summarizes the income statements of NSC for the three months ended March 31, 1995 and 1994:

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         1995         1994
                                                      ----------      -------
                                                          (In Thousands)

Gross revenues . . . . . . . . . . . . . . . . . . .    $29,544       $34,203
Gross profit . . . . . . . . . . . . . . . . . . . .      4,700         4,518
Operating income . . . . . . . . . . . . . . . . . .        548           379
Net income . . . . . . . . . . . . . . . . . . . . .        220           168
Company's interest in net income . . . . . . . . . .         83            68

NOTE 5 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:
                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        1995         1994
                                                     ----------      -------
 Federal statutory rate . . . . . . . . . . . . . .     34.0 %        34.0 %
 Add (deduct):
   State income taxes, net of federal benefit . . .      4.4 %         4.3 %
   Equity in net earnings of affiliate  . . . . . .     (1.1)%        (1.4)%
   Other, net . . . . . . . . . . . . . . . . . . .      -             1.5 %
                                                      -------       --------
                                                        37.3 %        38.4 %
                                                      =======       =======

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                      March 31,      Dec. 31,
                                                         1995         1994
                                                      ----------    ----------
                                                          (In Thousands)
Land . . . . . . . . . . . . . . . . . . . . . . . . $     257     $     257
Buildings and improvements . . . . . . . . . . . . .    17,188        17,179
Machinery and equipment  . . . . . . . . . . . . . .    75,905        74,270
Construction in progress . . . . . . . . . . . . . .     4,371         4,190
                                                     ---------     ---------
                                                        97,721        95,896
Less accumulated depreciation and amortization . . .   (40,050)      (38,656)
                                                       -------       -------
                                                       $57,671       $57,240
                                                       =======       =======

NOTE 7 - NET INCOME PER SHARE INFORMATION

Net income per share amounts are based on the weighted average number of common and common equivalent shares outstanding during the respective periods. Shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures due 2006 were antidilutive in each of the periods presented and are not considered to be common stock equivalents.

NOTE 8 - SEASONALITY

The timing of revenue recognition is dependent on the Company's backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' planned remediation work which generally increases during the third and fourth quarters. Because of this variability in demand, the Company's quarterly revenues can fluctuate, and revenues for the first and second quarters of each year can normally be expected to be lower than the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

NOTE 9 - CAPITAL STOCK

On March 28, 1995, the Company sold to H. Wayne Huizenga and an affiliated family foundation 1,000,000 shares of its common stock and options for an aggregate purchase price of $10,000,000. The options are exercisable over five years for the purchase of 620,000 shares of common stock upon payment of $10.00 per share and 380,000 shares of common stock upon payment of $12.00 per share.

NOTE 10 - ACQUISITION

On December 5, 1994, the Company entered into a definitive agreement, which was subsequently amended on May 4, 1995, to acquire substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation services business of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock upon completion of the transaction. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), will provide the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The transaction is subject to the approval of the shareholders of the Company, which is currently scheduled for late May 1995, with closing of the transaction shortly thereafter.

NOTE 11 - LITIGATION AND CONTINGENCIES

The Company's accounts receivable at March 31, 1995 include a claim receivable aggregating approximately $23,371,000 in direct costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct costs to date for activities which the Company's management believes exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and differing site conditions. In addition, at December 31, 1994, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, the Company submitted to Citgo a request for equitable adjustment and Citgo responded by filing an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgement action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract. In December, 1994 Citgo filed a motion to allow it to file, and in January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and OXY USA, Inc. as third party defendants in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications.

The Company has also become involved in litigation with Occidental Chemical Corporation ("Occidental") relating to a separate project performed in 1993 and 1994 for Occidental. The Company's accounts receivable at March 31, 1995 include a claim receivable of $8,265,000 in direct costs relating to this project. The litigation arises from an October 1993 contract between the Company and Occidental for work at a contaminated site in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company's management believes were materially different than as represented by Occidental. The Company believes that Occidental has implicitly acknowledged the existence of differing conditions at the site through its previous execution and partial payment of a change order relating to the Company's position. In October 1994, Occidental issued a deductive change order deleting substantially all remaining work from the contract. On December 30, 1994, while the Company was in the process of developing a comprehensive request for equitable adjustment, Occidental filed suit against the Company in U.S. District Court for the Western District of New York alleging damages in excess of $50,000, the jurisdictional minimum. On March 3, 1995, Occidental filed an amended complaint seeking $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated wastes. On April 6, 1995, the Company filed its answer and counterclaim denying any liability to Occidental and seeking an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

During the fourth quarter of 1994, the Company recorded a $25,000,000 pre-tax charge, $15,000,000 after-tax or $0.96 per share, to establish a reserve for accounts receivable, primarily where such accounts are in litigation. Management believes that it has established adequate reserves should the resolution of such accounts receivable be lower than the amounts recorded and such resolution should not have a material adverse impact upon the Company's consolidated results of future operations or financial condition.

The Company was named in April 1994 as one of 33 third party defendants in a case titled United States of America v. American Cyanamid Company, Inc., et al., pending in the United States District Court for the Southern District of West Virginia. This litigation arises out of claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous wastes at the Fike Chemical, Inc. Superfund site (the "Site") in Nitro, West Virginia. The Company was retained as a response action contractor for the site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of its negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks damages and contribution from the Company and the other third party defendants. The Company has submitted claims for indemnification related to this lawsuit under its contract with the USACE and the EPA and has notified its contractors pollution liability insurance carrier. The Company believes the lawsuit is without merit, intends to vigorously defend against it and does not believe that it will have a material adverse effect on the results of future operations and financial condition of the Company. In May 1994, the Company learned a criminal and civil investigation has been commenced by the government relating to the Company's billings to the EPA and USACE for its work at the Site. The Company believes the investigation followed certain allegations made by the PRPs in defense of the main cost recovery action. The Company is cooperating fully with the investigation.

In addition to the above, the Company is subject to a number of claims and lawsuits in the ordinary course of its business. In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse impact upon the Company's consolidated financial position or the results of future operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors and Shareholders
OHM Corporation


We have reviewed the accompanying consolidated balance sheet of OHM Corporation and subsidiaries as of March 31, 1995, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OHM Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended, not present herein, and in our report dated February 1, 1995, except for Note 19, as to which the date is May 4, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                               ERNST & YOUNG LLP



Columbus, Ohio
May 4, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The timing of the Company's revenues is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' planned remediation activities which generally increase during the third and fourth quarters. Because of this variability in demand, the Company's quarterly revenues can fluctuate, and revenues for the first and second quarters of each year have historically been lower than for the third and fourth quarters, although there can be no assurance that this will occur in future years. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

         On March 28, 1995, the Company sold to H. Wayne Huizenga and an affiliated family foundation 1,000,000 shares of its common stock and options
for an aggregate purchase price of $10,000,000.   The options are exercisable
over five years for the purchase of 620,000 shares of common stock upon payment of $10.00 per share and 380,000 shares of common stock upon payment of $12.00 per share.

         On December 5, 1994, the Company entered into a definitive agreement, which was subsequently amended on May 4, 1995, to acquire substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation services business of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock upon completion of the transaction. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), will provide the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The transaction is subject to the approval of the shareholders of the Company, which is currently scheduled for late May 1995, with closing of the transaction shortly thereafter. The Company is currently evaluating whether it will incur any significant costs for restructuring its organization and operations upon consummation of the merger. Such costs would be recorded as a restructuring charge and may include the costs of closing certain of the Company's offices and other non-recurring expenses related to such restructuring.



RESULTS OF OPERATIONS


                    THREE MONTHS ENDED MARCH 31, 1995 VERSUS
                       THREE MONTHS ENDED MARCH 31, 1994

         GROSS REVENUES. The following table sets forth the Company's gross revenues by client type for the three months ended March 31, 1995 and 1994 (in thousands, except percentages):

                                              1995                  1994
                                          ---------------      ---------------
Government . . . . . . . . . . . . . . . $ 61,808    77%       $ 41,761    56%
Industrial . . . . . . . . . . . . . . .   18,409    23%         33,270    44%
                                         --------   ----       --------   ----
                                         $ 80,217   100%       $ 75,031   100%
                                         ========   ====       ========   ====

         Total gross revenues for the three months ended March 31, 1995 increased 7% to $80,217,000 from $75,031,000 for the same period in 1994. Gross revenues reflect all amounts to be billed by the Company to its clients for work performed and include subcontract costs that are generally passed through to clients with a minimal amount of mark-up. The Company's management believes that net revenues represent a better measurement of the Company's ability to generate profit from activities performed by the Company and, accordingly, management's discussion and analysis of revenues focuses on net revenues.

         DIRECT SUBCONTRACT COSTS. Direct subcontract costs for the three months ended March 31, 1995 increased 2% to $23,668,000 from $23,220,000 for the same period in 1994. Increases or decreases in direct subcontract costs generally result from varying requirements for the use of subcontractors in the projects performed by the

Company. The increase in direct subcontract costs is primarily due to the increase in gross revenues during the first quarter of 1995 as compared to the same period in 1994, and increased use of subcontractors for projects performed under the Company's government contracts. Direct subcontract costs as a percentage of gross revenues were 30% for the three months ended March 31, 1995, compared to 31% for the same period in 1994.


         NET REVENUES. The following table sets forth the Company's net revenues by client type for the three months ended March 31, 1995 and 1994 (in thousands, except percentages):

                                              1995               1994
                                          --------------     --------------
Government . . . . . . . . . . . . . .    $42,490    75%     $27,312    53%
Industrial . . . . . . . . . . . . . .     14,059    25%      24,499    47%
                                         --------   ----     -------   ----
                                          $56,549   100%     $51,811   100%
                                          =======   ====     =======   ====

         Net revenues from government agencies for the three months ended March 31, 1995 increased 56% to $42,490,000 from $27,312,000 for the same period in 1994. Such improvement resulted primarily from increased net revenues from projects issued under term contracts with the U.S. Navy, the Environmental Protection Agency ("EPA") and certain state and local governments. The Company expects to experience a continued increase in net revenues from such contracts for the balance of 1995 when compared to the same periods in 1994. In addition, the Company continues to experience a significant amount of proposal activity for new term contracts with the various Department of Defense agencies.

         The Company experienced a $10,440,000 or 43% decrease in net revenues from industrial clients during the three months ended March 31, 1995 as compared to the same period in 1994. The first quarter of 1994 included significant net revenues from a project that was performed for Citgo Petroleum Corporation ("Citgo") (see "Note 11 to the Consolidated Financial Statements") that ended during the second quarter of 1994. The Company's industrial sector revenues remain sluggish, which the Company believes is due to anticipated changes in the Superfund law pending its reauthorization and current economic conditions in certain industry and geographic sectors. Industrial sector net revenues as a percentage of total net revenues decreased to 25% for the three months ended March 31, 1995 from 47% for the same period in 1994.

         The Company believes that its revenues will continue to be predominately derived from the government sector for the foreseeable future in light of the factors discussed above, combined with continued increased spending by the federal government for environmental remediation.

         COST OF SERVICES AND GROSS PROFIT. Cost of services for the three months ended March 31, 1995 increased 5% to $43,639,000 from $41,427,000 for the same period in 1994 primarily due to the increase in net revenues. Cost of services as a percentage of net revenues was 77% and 80% for the three months ended March 31, 1995 and 1994, respectively. Cost of services as a percentage of net revenues was negatively impacted during the first quarter of 1994 by contract claims arising out of the Company's project with Citgo, which were recorded without gross profit margin. Gross profit for the three months ended March 31, 1995 increased 24% to $12,910,000 from $10,384,000 for the same period in 1994 as a result of factors discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the three months ended March 31, 1995 increased 5% to $7,681,000 from $7,287,000 for the same period in 1994. The increase in SGA expense was primarily as a result of the net revenue growth discussed above. SGA expense as a percentage of net revenues was 14% for both the first quarter of 1995 and 1994.

         OPERATING INCOME. Operating income for the three months ended March 31, 1995 increased 69% to $5,229,000 from $3,097,000 for the same period in 1994. The increase is primarily due to increased net revenues from projects and other factors discussed above.

         OTHER (INCOME) EXPENSES. Other (income) expenses, excluding the Company's equity in net earnings of NSC, increased $1,403,000 to $3,261,000 for the three months ended March 31, 1995 from $1,858,000 for the same period in 1994. Interest expense for the three months ended March 31, 1995 increased $1,455,000 to $3,239,000 from $1,784,000 for the same period in 1994 . Such increase was due to additional borrowings as a result of the increased working capital requirements of certain large remediation projects and government contracts as well as an increase in the interest rates charged under the Company's revolving credit facility.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings for the three months ended March 31, 1995 was $83,000 compared to $68,000 for the same period in 1994. The asbestos abatement industry in general continues to experience competitive pressures in the market place which have negatively impacted the gross margin on NSC's projects.

         NET INCOME. Net income for the three months ended March 31, 1995 was $1,287,000 or $0.08 per share compared to $805,000 or $0.05 per share for the same period in 1994. The effective income tax rate was 37% for the three months ended March 31, 1995, compared to 38% for the same period in 1994. See "Note 5 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

CONTRACT BACKLOG

         The following table lists, at the dates indicated, (i) the Company's backlog, defined as the unearned portion of the Company's existing contacts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):

                                               March 31,       December 31,
                                                 1995               1994
                                             ------------       ------------
Backlog  . . . . . . . . . . . . . . . . . $      272,000       $    255,000
Term contracts . . . . . . . . . . . . . .      1,478,000          1,498,000
                                           --------------      -------------
      Total contract backlog . . . . . . . $    1,750,000      $   1,753,000
                                           ==============      =============

         BACKLOG. The Company received more new awards from clients or delivery orders issued under the Company's term contracts in the first quarter of 1995 than was recorded as revenue, which resulted in the increase in backlog at March 31, 1995 when compared to December 31, 1994. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company has not historically experienced any material contract terminations and generally experiences favorable changes in contract scope. The Company estimates that approximately 60% of the backlog at March 31, 1995 will be realized within the next year.

         TERM CONTRACTS. Term contracts are typically performed under delivery orders, issued by the contracting government entity, for a large number of small- to medium-sized remediation projects throughout the geographic area covered by the contract. The Company's government term contracts generally may be canceled, delayed or modified at the sole option of the government, and typically are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts, but there is no assurance that such amounts, if any, will be actually spent on any projects or the timing thereof.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a party to a $135,000,000 revolving credit facility (as amended January 18, 1995) to provide letters of credit and cash borrowings, which has a three year term and is scheduled to expire on May 11, 1996. Under the terms of the agreement, cash borrowings may not exceed $95,000,000 and bear interest at either the prime rate plus a percentage ranging from .75% to 1.875% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.75% to 2.875%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility as well as the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as its other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant and a restriction on all of the Company's retained earnings which precludes the declaration and payment of cash dividends. The amounts outstanding for cash borrowings under the revolving credit facility at March 31, 1995 and December 31, 1994 were $53,000,000 and $57,700,000, respectively, and aggregate standby letters of credit outstanding at March 31, 1995 and December 31, 1994 were $29,043,000 and $34,771,000, respectively.

        Capital expenditures for the three months ended March 31, 1995 and 1994 were $2,227,000 and $3,342,000, respectively. The Company's capital expenditures are primarily related to the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation projects.

Capital expenditures for 1995 are expected to range between $12,000,000 and $15,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         During the first quarter of 1995, the Company derived 77% of its gross revenues from government agencies compared to 56% during the same period in 1994. Revenues from government agencies historically have required greater working capital, the major component of which is accounts receivable, than revenues from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures.
As a result of these factors, the Company believes it will be required to supplement its cash flows from continuing operations with additional external sources to finance its short- and long-term capital expenditure and working capital needs.

         The Company believes it will be able to finance the funds needed for working capital and capital expenditure requirements in the short term through a combination of cash flows from continuing operations, borrowings under its revolving credit facility, proceeds from permitted asset sales and other external sources. In addition, the terms of the agreement for the Company's pending acquisition of Rust's hazardous and nuclear waste remediation business provide that Rust's parent company, WMX, will provide the Company with a credit enhancement, in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness outstanding during the five years following the closing of the transaction. Such guarantees should expand the Company's borrowing capacity and lower its cost of capital after the completion of the acquisition.

         The Company's identified long-term capital needs consist of payments upon the maturity of the Company's revolving credit facility in 1996 and sinking fund payments commencing in 1996 as well as payments upon maturity of its Convertible Debentures in 2006. The Company expects that it will be able to refinance this indebtedness as necessary. The Company is currently actively negotiating a new credit facility with a group of banks which it expects to become effective shortly after the consummation of the acquisition of Rust's hazardous and nuclear waste remediation business units.


ENVIRONMENTAL MATTERS AND GOVERNMENT CONTRACTING

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

         The Company does not believe there are currently any material environmental liabilities which should be recorded or disclosed in its financial statements. The Company anticipates that its compliance with various laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, future earnings or competitive position.

         Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is, and may in the future be subject to audits and investigations by government agencies. See "Note 11 to the Consolidated Financial Statements." The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the Company's business.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     In October 1993, the Company was retained by Citgo for the removal of surface impoundment sludge at its Lake Charles, Louisiana refinery.
     Based on information provided to the Company by Citgo, the Company bid and was awarded a contract for approximately $28,600,000. During April 1994, the Company submitted to Citgo a request for a substantial equitable adjustment to the contract as a result of deficient project specifications provided by Citgo as well as other unplanned events controlled by Citgo. On April 29, 1994, Citgo filed a declaratory judgment action in the United States District Court for the Western District of Louisiana requesting a declaratory judgement that the Company is not entitled to additional compensation and requesting an order for specific performance requiring the Company to perform the contract. The Company's accounts receivable as of March 31, 1995 reflect a claim receivable and other accounts receivable relating to performance of the Citgo project aggregating approximately $28,752,000. The Company's answer to the declaratory judgement action was filed on July 29, 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. Subsequent to filing of the Company's answer and counterclaim, Citgo amended its complaint seeking damages under the contract, which the Company believes approximates the amount of disputed accounts receivable that Citgo is currently withholding. In December 1994, Citgo filed a motion to allow it to file, and in January 1995 Citgo filed, a third party complaint against Occidental Oil and Gas Corporation and OXY USA, Inc., asserting various claims relating to their prior involvement with the Citgo site and its contract specifications.

     The Company was named in April 1994 as one of 33 third party defendants in a case titled United States of America v. American Cyanamid Company, Inc., et al., pending in the United States District Court for the Southern District of West Virginia. This litigation arises out of Superfund cost recovery claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous wastes at the Fike Chemical, Inc. Superfund site (the "Site") in Nitro, West Virginia. The Company was retained as a response action contractor for the Site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of its negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks damages and contribution from the Company and the other third party defendants. The Company has submitted claims for indemnification related to this lawsuit under its contract with the USACE and the EPA and has notified its contractors pollution liability insurance carrier. The Company believes the lawsuit is without merit, intends to vigorously defend against it and does not believe that it will have a material adverse effect on the results of operations and financial condition of the Company. In May 1994, the Company learned a criminal and civil investigation has been commenced by the government relating to the Company's billings to the EPA and USACE for its work at the Site. The Company believes the investigation followed certain allegations made by the PRPs in defense of the main cost recovery action. The Company is cooperating fully with the investigation.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits
            2        Amendment dated as of May 4, 1995 to the Agreement and
                     Plan of Reorganization dated as of December 5, 1994 by and among OHM Corporation, Rust Remedial Services Inc.,
                     Enclean Environmental Services Group, Inc., Rust
                     Environmental, Inc., and Rust International Inc.
            10(a)    Stock Purchase Agreement by and between Huizenga Family
                     Foundation, Inc. and OHM Corporation dated as of March 28,
                     1995
            10(b)    Stock Purchase Agreement by and between H. Wayne Huizenga
                     and OHM Corporation dated as of March 28, 1995
            11       Statement Re Computation of Per Share Earnings
            15       Letter Re Unaudited Financial Information
            27       Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   OHM CORPORATION


Date:    May 15, 1995                         By  /s/ HAROLD W. INGALLS
                                                  --------------------------
                                                  Harold W. Ingalls
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:    May 15, 1995                         By  /s/ KRIS E. HANSEL
                                                  --------------------------
                                                  Kris E. Hansel
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)
                                                  (Duly Authorized Officer)

                                                   COMMISSION FILE NUMBER 1-9654
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                ________________________________________________
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED
                                 MARCH 31, 1995
                  ___________________________________________

                                OHM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                   __________

                                    EXHIBITS
                                   __________

                                 EXHIBIT INDEX

Exhibit     Exhibit
Number    Description
- ------    -----------
2       Amendment dated as of May 4, 1995 to the Agreement and Plan of
        Reorganization dated as of  December 5, 1994 by and among OHM
        Corporation, Rust Remedial Services Inc., Enclean Environmental
        Services Group, Inc., Rust Environmental, Inc., and Rust International
        Inc.

10(a)   Stock Purchase Agreement by and between Huizenga Family  Foundation,
        Inc. and OHM Corporation dated as of March 28, 1995

10(b)   Stock Purchase Agreement by and between H. Wayne Huizenga and OHM
        Corporation dated as of March 28, 1995

11      Statement Re Computation of Per Share Earnings

15      Letter Re Unaudited Financial Information

27      Financial Data Schedule