Form 10-Q
period 1995-06-30
OHM CORP
filed 1995-08-14
CIK 788964

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                      ----------------------------------



                                  FORM 10-Q

                                  (MARK ONE)
         __ X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995


                                      OR


         ______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirement for the past 90 days. Yes  X  No _____

      The number of shares of Common Stock outstanding on July 31, 1995 was 26,539,960.

                               OHM CORPORATION
                          INDEX TO QUARTERLY REPORT

                                 ON FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1995



                                                   PART I
                                           FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1995 (Unaudited)
           and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

         Consolidated Statements of Income (Unaudited) for the Three and Six Months
           Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statements of Cash Flows (Unaudited) for the Six Months
           Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . .       4

         Independent Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . .       9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . .      10


                                                PART II
                                           OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .      17

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

Item 1.  FINANCIAL STATEMENTS

                                             OHM CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                             (In Thousands)
                                                                                     June 30,    December 31,
                                                                                       1995          1994
                                                                                    ----------    ----------
ASSETS                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  6,928     $  4,930
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      132,318       86,663
   Costs and estimated earnings on contracts in process in excess of billings . .       60,785       65,437
   Materials and supply inventory, at cost  . . . . . . . . . . . . . . . . . . .       11,797       10,099
   Prepaid expenses and other assets  . . . . . . . . . . . . . . . . . . . . . .       14,463        7,252
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,612        6,744
   Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .          137          205
                                                                                      --------     --------
                                                                                       237,040      181,330
                                                                                      --------     --------
Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       84,347       57,240
                                                                                      --------    ---------

Other Noncurrent Assets:
  Deferred debt issuance and financing costs  . . . . . . . . . . . . . . . . . .        1,906        2,381
  Investment in affiliated company  . . . . . . . . . . . . . . . . . . . . . . .       23,633       23,352

  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          336          336
  Intangible assets relating to acquired businesses, net  . . . . . . . . . . . .        3,725          370
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,192        7,537
                                                                                      --------    ---------
                                                                                        41,792       33,976
                                                                                      --------    ---------
      Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $363,179     $272,546
                                                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 46,051     $ 47,936
  Billings on contracts in process in excess of costs and estimated earnings  . .        4,782           40
  Accrued compensation and related taxes  . . . . . . . . . . . . . . . . . . . .        5,877        3,874
  Federal, state and local taxes  . . . . . . . . . . . . . . . . . . . . . . . .          261          102
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .       17,822        9,652

  Current portion of noncurrent liabilities   . . . . . . . . . . . . . . . . . .        4,284        3,262
                                                                                      --------     --------
                                                                                        79,077       64,866
                                                                                      --------     --------
Noncurrent Liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      122,508      127,279
  Capital leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           70           92
  Pension agreement   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          899          906
                                                                                      --------     --------
                                                                                       123,477      128,277
                                                                                      --------     --------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,112        2,483
                                                                                      --------     --------

Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares
    authorized; none issued and outstanding   . . . . . . . . . . . . . . . . . .            -            -
  Common stock, $.10 par value, 50,000,000 shares authorized;
    Shares issued:  1995 - 26,516,379;  1994 - 15,848,089   . . . . . . . . . . .        2,651        1,584
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .      138,046       63,294
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,129       14,598
                                                                                      --------     --------
                                                                                       156,826       79,476
Less treasury stock, 1995 - 25,994; 1994 - 211,624  . . . . . . . . . . . . . . .         (313)      (2,556)
                                                                                      --------     --------
                                                                                       156,513       76,920
                                                                                      --------     --------
    Total Liabilities and Shareholders' Equity  . . . . . . . . . . . . . . . . .     $363,179     $272,546
                                                                                      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)



                                                                Three Months Ended           Six Months Ended
                                                                     June  30,                   June 30,
                                                             ------------------------     ----------------------
                                                               1995            1994          1995         1994
                                                              -------         ------       --------     --------
                                                                    (Unaudited)               (Unaudited)

Gross Revenues  . . . . . . . . . . . . . . . . . . . . .     $99,501        $94,686        $179,718        $169,717
   Less direct subcontract costs  . . . . . . . . . . . .      28,887         29,659          52,555          52,879
Net Revenues  . . . . . . . . . . . . . . . . . . . . . .      70,614         65,027         127,163         116,838

  Cost of services    . . . . . . . . . . . . . . . . . .      54,470         51,336          98,109          92,763
                                                              -------        -------        --------        --------
Gross Profit  . . . . . . . . . . . . . . . . . . . . . .      16,144         13,691          29,054          24,075
  Selling, general and administrative expenses  . . . . .      13,285          8,316          20,966          15,603
                                                              -------        -------        --------        --------
Operating Income  . . . . . . . . . . . . . . . . . . . .       2,859          5,375           8,088           8,472
                                                              -------        -------        --------        --------
Other (Income) Expenses:
  Investment income   . . . . . . . . . . . . . . . . . .         (13)            (6)            (23)            (16)
  Interest expense  . . . . . . . . . . . . . . . . . . .       2,832          2,185           6,071           3,969
  Equity in net earnings of affiliate   . . . . . . . . .        (198)          (293)           (281)           (361)
  Miscellaneous expense, net  . . . . . . . . . . . . . .           7            199              39             283
                                                              -------        -------        --------        --------
                                                                2,628          2,085           5,806           3,875
                                                              -------        -------        --------        --------
Income Before Income Taxes (Benefit)  . . . . . . . . . .         231          3,290           2,282           4,597
  Income taxes (benefit)  . . . . . . . . . . . . . . . .          (3)         1,221             761           1,723
                                                              -------        -------        --------        --------
Net Income  . . . . . . . . . . . . . . . . . . . . . . .     $   234        $ 2,069        $  1,521        $  2,874
                                                              =======        =======        ========        ========


Net Income Per Share  . . . . . . . . . . . . . . . . . .     $  0.01        $  0.13        $   0.08        $   0.18
                                                              =======        =======        ========        ========

Weighted average number of common and
  common equivalent shares outstanding  . . . . . . . . .      20,593         16,212          18,135          16,207
                                                              =======        =======        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                               OHM CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 ----------------------------
                                                                                      1995          1994
                                                                                   ----------    ----------
                                                                                          (Unaudited)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,521      $  2,874
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .      3,780         3,154
    Amortization of other noncurrent assets   . . . . . . . . . . . . . . . . . .      1,400         1,215
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .       (239)        1,573
    Loss (gain) on sale of property and equipment   . . . . . . . . . . . . . . .        (22)          213
    Equity in net earnings of affiliate's continuing operations . . . . . . . . .       (281)         (361)
    Deferred translation adjustments and other  . . . . . . . . . . . . . . . . .         59            31
Changes in current assets and liabilities:
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,905)      (34,154)
    Costs and estimated earnings on contracts in process in excess of billings  .      7,209        (4,977)
    Materials and supply inventory  . . . . . . . . . . . . . . . . . . . . . . .     (1,698)         (574)
    Prepaid expenses and other assets   . . . . . . . . . . . . . . . . . . . . .     (3,191)         (858)
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .         68             -
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (14,161)        7,313
    Billings on contracts in process in excess of costs and estimated earnings  .      2,376          (252)
    Accrued compensation and related taxes  . . . . . . . . . . . . . . . . . . .       (148)          532
    Federal, state and local income taxes   . . . . . . . . . . . . . . . . . . .        159          (162)
    Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .       (748)       (1,654)
                                                                                    --------      --------
      Net cash flow used in operating activities  . . . . . . . . . . . . . . . .    (14,821)      (26,087)
                                                                                    --------      --------
Cash flows from investing activities:
    Purchases of property and equipment   . . . . . . . . . . . . . . . . . . . .     (7,148)       (6,365)
    Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . .        872         1,742
    Increase in other noncurrent assets   . . . . . . . . . . . . . . . . . . . .     (1,144)         (947)
    Cash acquired from purchase of business   . . . . . . . . . . . . . . . . . .     16,670            -
                                                                                    --------      --------
      Net cash provided by (used in) investing activities   . . . . . . . . . . .      9,250        (5,570)
                                                                                    --------      --------
Cash flows from financing activities:
    Increase in long term debt  . . . . . . . . . . . . . . . . . . . . . . . . .      1,945             -
    Payments on long-term debt and capital leases   . . . . . . . . . . . . . . .     (1,646)         (807)
    Proceeds from borrowing under revolving credit and term loan  . . . . . . . .     73,800        73,900
    Payments on revolving credit agreement  . . . . . . . . . . . . . . . . . . .    (77,900)      (42,600)
    Payments on pension agreement   . . . . . . . . . . . . . . . . . . . . . . .        (55)          (54)
    Proceeds from public offering of common stock . . . . . . . . . . . . . . . .          -           863
    Proceeds from private placement of common stock   . . . . . . . . . . . . . .     10,000             -
    Reissuance of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .      1,425           402
                                                                                    --------      --------
      Net cash provided by financing activities   . . . . . . . . . . . . . . . .      7,569        31,704
                                                                                    --------      --------
      Net increase in cash and cash equivalents   . . . . . . . . . . . . . . . .      1,998            47
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .      4,930         5,039
                                                                                    --------      --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .   $  6,928      $  5,086
                                                                                    ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1995 and 1994, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1994. The results of operations for the three and six months ended June 30, 1995 and 1994, are not necessarily indicative of the results for the full year.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements at June 30, 1995, and for the three and six months then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 - SUPPLEMENTARY CASH FLOW INFORMATION

As supplemental information related to the consolidated statements of cash flows, cash paid for interest was $5,952,000 and $3,946,000 and cash paid for income taxes was $330,000 and $293,000 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 3 - RECLASSIFICATIONS

Certain amounts presented for the three and six months ended June 30, 1994 have been reclassified to conform to the June 30, 1995 presentation.

NOTE 4 - INVESTMENTS IN AFFILIATED COMPANY

The Company owns a 40% equity interest in NSC, a nationwide asbestos abatement services company, which has been included in the Company's financial statements using the equity method. The following summarizes the income statements of NSC for the three and six months ended June 30, 1995 and 1994:

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                        ----------------------   ----------------------
                                                           1995        1994         1995        1994
                                                         --------    --------     --------    --------
                                                            (In Thousands)           (In Thousands)
             Gross revenues . . . . . . . . . . . . .     $31,966    $35,150       $61,510     $69,353
             Gross profit . . . . . . . . . . . . . .       5,203      5,382         9,903       9,900
             Operating income . . . . . . . . . . . .       1,075      1,494         1,623       1,873
             Net income . . . . . . . . . . . . . . .         493        731           713         899
             Company's interest in net income . . . .         198        293           281         361

NOTE 5 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                  Three Months Ended        Six Months Ended
                                                                       June 30,                 June 30,
                                                                 --------------------     --------------------
                                                                   1995        1994         1995        1994
                                                                 --------    --------     --------    --------
         Federal statutory rate . . . . . . . . . . . . . . .     34.0 %      34.0 %        34.0 %     34.0 %
         Add (deduct):
             State income taxes, net of federal benefit . . .      1.7 %       4.1 %         4.5 %      4.2 %
             Equity in net earnings of affiliate  . . . . . .    (23.3)%      (2.4)%        (3.3)%     (2.1)%
             Other, net . . . . . . . . . . . . . . . . . . .    (13.7)%       1.4 %        (1.9)%      1.4 %
                                                                  ----        ----          ----       ----
                                                                  (1.3)%      37.1 %        33.3%      37.5 %
                                                                  ====        ====          ====       ====

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                                            June 30,      Dec. 31,
                                                                              1995         1994
                                                                           ----------   ----------
                                                                               (In Thousands)

             Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    374      $    257

             Buildings and improvements . . . . . . . . . . . . . . . . .    17,734        17,179
             Machinery and equipment  . . . . . . . . . . . . . . . . . .    95,226        74,270
             Construction in progress . . . . . . . . . . . . . . . . . .    12,385         4,190
                                                                           --------      --------
                                                                            125,719        95,896
             Less accumulated depreciation and amortization . . . . . . .   (41,372)      (38,656)
                                                                           --------      --------
                                                                           $ 84,347      $ 57,240
                                                                           ========      ========

NOTE 7 - NET INCOME PER SHARE INFORMATION

Net income per share amounts are based on the weighted average number of common and common equivalent shares outstanding during the respective periods. Shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures due 2006 are not considered to be common stock equivalents and were antidilutive in each of the periods presented.

NOTE 8 - SEASONALITY

The timing of revenues is dependent on the Company's backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' planned remediation work which generally increases during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenues can fluctuate, and revenues for the first and second quarters of each year can normally be expected to be lower than the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

NOTE 9 - ACQUISITION

On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock.
Such shares issued to Rust are subject to a number of restrictions set forth in a Standstill and Non-Competition Agreement that was entered into pursuant to the Agreement and Plan of Reorganization dated December 5, 1994, as amended (the "Reorganization Agreement"), among the Company, Rust and certain of its subsidiaries. In addition to the net assets of the division, the Company received $16,670,000 in cash pursuant to provisions of the Reorganization Agreement that provided for an adjustment based on the average per share price of the Company's common stock for a 20 trading day period prior to closing.
For purposes of calculating
the consideration given by the Company for the Division, such 20 trading day average per share price of $11.25 was used, adjusted to reflect a discount for the restricted nature of the common stock issued. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), will provide the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant.

The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. The Company's consolidated financial statements for the three and six month periods ended June 30, 1995, include the results of operations for the Division since May 30, 1995. The following table sets forth the unaudited combined pro forma results of operations for the six months ended June 30, 1995 and 1994, giving effect to the acquisition of the Division as if such acquisition had occurred on January 1, 1994.

                                                                                  Pro Forma
                                                                              Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                             1995          1994
                                                                          ----------    ----------
                                                                    (In Thousands, Except Per Share Data)
             Gross revenue  . . . . . . . . . . . . . . . . . . . . . . .   $242,258      $276,015
             Net income . . . . . . . . . . . . . . . . . . . . . . . . .      2,851         5,076
             Net income per share . . . . . . . . . . . . . . . . . . . .      $0.11         $0.20

The actual purchase accounting adjustments to reflect the fair value of assets and liabilities acquired have not been finalized and, as a result, the accompanying consolidated financial statements and combined pro forma results of operations have been prepared on the basis of preliminary estimates of such adjustments. The combined pro forma results of operations for the six months ended June 30, 1995 are based upon certain assumptions and estimates which the Company believes are reasonable. The combined pro forma results of operations may not be indicative of the operating results that actually would have been reported had the transaction been consummated on January 1, 1994, nor are they necessarily indicative of results which will be reported in the future.

NOTE 10 - CAPITAL STOCK

On March 28, 1995, the Company sold to H. Wayne Huizenga and an affiliated family foundation 1,000,000 shares of its common stock and options for an aggregate purchase price of $10,000,000. The options are exercisable over five years for the purchase of 620,000 shares of common stock upon payment of $10.00 per share and 380,000 shares of common stock upon payment of $12.00 per share.

NOTE 11 - CREDIT AGREEMENT

On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group (See Note 9 - Acquisition). Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market is based on the aggregate amount borrowed under the facility, the presence of the WMX guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The arrangement provides the participating banks and WMX with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant and a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends.

The Company had $23,357,000 and $34,771,000 of letters of credit and $53,600,000 and $57,700,000 of cash borrowings outstanding under its revolving credit facility at June 30, 1995 and December 31, 1994, respectively.

NOTE 12 - LITIGATION AND CONTINGENCIES

The Company's accounts receivable at June 30, 1995 include a claim receivable aggregating approximately $24,391,000 in direct costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct costs to date for activities which the Company's management believed exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and Oxy USA, Inc. ("Oxy") as well as differing site conditions. In addition, at June 30, 1994, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, the Company submitted to Citgo a request for equitable adjustment and Citgo responded by filing an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgment action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy as third party defendants in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications. Additionally, in July 1995, the Company filed a complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

The Company has also become involved in litigation with Occidental Chemical Corporation ("Occidental") relating to a separate project performed in 1993 and 1994 for Occidental. The Company's accounts receivable at March 31, 1995 include a claim receivable of $8,297,000 in direct costs relating to this project. The litigation arises from an October 1993 contract between the Company and Occidental for work at a contaminated site in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company's management believes were materially different than as represented by Occidental. The Company believes that Occidental has implicitly acknowledged the existence of differing conditions at the site through its previous execution and partial payment of a change order relating to the Company's position. In October 1994, Occidental issued a deductive change order deleting substantially all remaining work from the contract. On December 30, 1994, while the Company was in the process of developing a comprehensive request for equitable adjustment, Occidental filed suit against the Company in U.S. District Court for the Western District of New York alleging damages in excess of $50,000, the jurisdictional minimum. On March 3, 1995, Occidental filed an amended complaint seeking $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated wastes. On April 6, 1995, the Company filed its answer and counterclaim denying any liability to Occidental and seeking an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

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

The Company was named in April 1994 as one of 33 third party defendants in a case titled United States of America v. American Cyanamid Company, Inc., et al., pending in the United States District Court for the Southern District of West Virginia. This litigation arises out of claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site (the "Site") in Nitro, West Virginia. The Company was retained as a response action contractor for the site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of its negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks damages and contribution from the Company and the other third party defendants. The Company has submitted claims for indemnification related to the lawsuit under its contract with the USACE and the EPA and has notified its contractors pollution liability insurance carrier. The Company believes the lawsuit is without merit, intends to vigorously defend against it and does not believe that it will have a material adverse effect on the results of future operations and financial condition of the Company. The Company has also been subject to an investigation by the government relating to the Company's billings to the EPA for its work at the Site.

The investigation was prompted by allegations made by certain of the PRPs in defense of the main cost recovery action. Those PRPs have also filed a qui tam suit against the Company under seal. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company. The Company is in the process of discussing with the government the potential disposition of any civil or administrative action by the government, including the qui tam suit.

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

NOTE 13 - INTEGRATION EXPENSES

The Company's consolidated statements of income for the three and six months ended June 30, 1995, include expenses aggregating $2,428,000 (net of $1,426,000 income tax benefit) or $0.12 per share, for integration costs related to the acquisition of the Division. The costs were recorded in selling, general and administrative expenses and were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors and Shareholders
OHM Corporation


We have reviewed the accompanying consolidated balance sheet of OHM Corporation and subsidiaries as of June 30, 1995, and the related consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OHM Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not present herein) and in our report dated February 1, 1995, except for Note 19, as to which the date is May 4, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                               ERNST & YOUNG LLP



Columbus, Ohio
August 10, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company provides a broad range of environmental, hazardous and nuclear waste remediation services to its clients located primarily in the United States. The timing of the Company's revenues is dependent on its backlog, contract awards and the performance requirements of each contract.
The Company's revenues are also affected by the timing of its clients' planned remediation activities which generally increase during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenues can fluctuate, and revenues for the first and second quarters of each year have historically been lower than for the third and fourth quarters, although there can be no assurance that this will occur in this year or future years. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

         On March 28, 1995, the Company sold to H. Wayne Huizenga and an affiliated family foundation 1,000,000 shares of its common stock and options for an aggregate purchase price of $10,000,000. The options are exercisable over five years for the purchase of 620,000 shares of common stock upon payment of $10.00 per share and 380,000 shares of common stock upon payment of $12.00 per share.

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), will provide the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. The Company's consolidated financial statements for the three and six month periods ended June 30, 1995, include the results of operation for the Division since May 30, 1995.

         The Company's consolidated statements of income for the three and six months ended June 30, 1995, include expenses of $3,854,000 pre- tax, $2,428,000 after-tax or $0.12 per share, for integration costs related to the acquisition of the Division. The costs were recorded in selling, general and administrative expenses and were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1995 VERSUS
                        THREE MONTHS ENDED JUNE 30, 1994

         GROSS REVENUES. The following table sets forth the Company's gross revenues by client type for the three months ended June 30, 1995 and 1994 (in thousands, except percentages):

                                                                   1995                   1994
                                                           --------------------   --------------------
         Government . . . . . . . . . . . . . . . . . . .    $75,907     76%         $47,669     50%
         Industrial . . . . . . . . . . . . . . . . . . .     23,594     24%          47,017     50%
                                                             --------    --         --------    ---
                                                             $99,501    100%         $94,686    100%
                                                             ========    ===         =======    ===

         Total gross revenues increased by $4,815,000 to $99,501,000 for the three months ended June 30, 1995 from $94,686,000 for the same period in 1994. Gross revenues reflect all amounts to be billed by the Company to its clients for work performed and include subcontract costs that are generally passed through to clients with a minimal amount of mark-up. The Company's management believes that net revenues represent a better measurement of the Company's ability to generate profit from activities performed by the Company and, accordingly, management's discussion and analysis of revenues focuses on net revenues.

         DIRECT SUBCONTRACT COSTS. Direct subcontract costs for the three months ended June 30, 1995 decreased 3% to $28,887,000 from $29,659,000 for the same period in 1994. Increases or decreases in direct subcontract costs generally result from varying requirements for the use of subcontractors in the projects performed by the Company. Direct subcontract costs as a percentage of gross revenues were 29% for the three months ended June 30, 1995, compared to 31% for the same period in 1994.

         NET REVENUES. The following table sets forth the Company's net revenues by client type for the three months ended June 30, 1995 and 1994 (in thousands, except percentages):

                                                                   1995                   1994
                                                           --------------------   --------------------
         Government . . . . . . . . . . . . . . . . . . .    $52,203     74%         $32,163     49%
         Industrial . . . . . . . . . . . . . . . . . . .     18,411     26%          32,864     51%
                                                             --------    --         --------    ---
                                                             $70,614     100%        $65,027    100%
                                                             ========    ===         =======    ===

         Net revenues for the three months ended June 30, 1995 increased 9% to $70,614,000 from $65,027,000 for the same period in 1994 and were positively impacted by the inclusion of net revenues for the month of June from the Division acquired on May 30, 1995.

         Net revenues from government agencies for the three months ended June 30, 1995 increased 62% to $52,203,000 from $32,163,000 for the same period in 1994. Such improvement resulted primarily from increased net revenues from the Company's term contracts with the U.S. Navy, the Environmental Protection Agency and the Air Force, as well as increased revenues from other government agencies and certain state and local governments. The Company expects to experience a continued increase in net revenues from such contracts for the balance of 1995 when compared to the same periods in 1994 and the Company continues to experience a significant amount of proposal activity with the various Department of Defense agencies. However, further reductions by Congress in future environmental remediation budgets of government agencies may adversely impact future revenues from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $14,453,000 or 44% decrease in net revenues from industrial clients during the three months ended June 30, 1995 as compared to the same period in 1994. The second quarter of 1994 included significant net revenues from a project that was performed for Citgo Petroleum Corporation ("Citgo") (see "Note 12 to the Consolidated Financial Statements") that ended during June 1994. The Company's industrial sector revenues remain sluggish, which the Company believes is due to anticipated changes in the Superfund law pending its reauthorization and current economic conditions in certain industry and geographic sectors. The Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law. Further delays in Superfund reauthorization may have an adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in the regulations. Demand for the Company's services from the private sector will remain dependant on general economic conditions and the outcome of the proposed changes to the Superfund regulations. Industrial sector net revenues as a percentage of total net revenues decreased to 26% for the three months ended June 30, 1995 from 51% for the same period in 1994.

         COST OF SERVICES AND GROSS PROFIT. Cost of services for the three months ended June 30, 1995 increased 6% to $54,470,000 from $51,336,000 for the same period in 1994 primarily due to increased net revenues. Cost of services as a percentage of net revenues was 77% and 79% for the three months ended June 30, 1995 and 1994, respectively. Cost of services as a percentage of net revenues was negatively impacted during the second quarter of 1994 by contract claims arising out of the Company's project with Citgo, which was recorded without gross profit margin. Gross profit for the three months ended June 30, 1995 increased 18% to $16,144,000 from $13,691,000 for the same period in 1994, as a result of factors discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the three months ended June 30, 1995 increased 60% to $13,285,000 from $8,316,000 for the same period in 1994. Selling, general and administrative expenses for the three months ended June 30, 1995, include expenses of $3,854,000 for integration costs related to the acquisition of the Division. The expenses were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company. SGA expense as a percentage of net revenues increased to 19% for the first quarter of 1995 from 13% in the same period in 1994.

         OPERATING INCOME. Operating income for the three months ended June 30, 1995 decreased 47% to $2,859,000 from $5,375,000 for the same period in 1994. The decrease is primarily due to the integration expenses discussed above. Without such expenses, operating income would have been $6,713,000 during the second quarter of 1995 and would have reflected a 25% increase from the same period in 1994.

         OTHER (INCOME) EXPENSES. Other (income) expenses, excluding the Company's equity in net earnings of NSC, increased $448,000 to $2,826,000 from $2,378,000 for the three months ended June 30, 1995 when compared to the same period in 1994. Such increase is primarily due to the increase in interest expense for the three months ended June 30, 1995 of $647,000 to $2,832,000 from $2,185,000 for the same period in 1994. The increased interest expense was primarily due to additional borrowing under the Company's credit facility as a result of the increased working capital requirements of certain large remediation projects and government contracts.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings for the three months ended June 30, 1995 was $198,000 compared to $293,000 for the same period in 1994. The asbestos abatement industry in general continues to experience competitive pressures in the market place which have negatively impacted the gross margin on NSC's projects.

         NET INCOME. Net income for the three months ended June 30, 1995 was $234,000 or $0.01 per share compared to $2,069,000 or $0.13 per share for the same period in 1994. The effective income tax rate was (1.3)% for the three months ended June 30, 1995, compared to 37% for the same period in 1994. See "Note 5 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.


                     SIX MONTHS ENDED JUNE 30, 1995 VERSUS
                         SIX MONTHS ENDED JUNE 30, 1994

         GROSS REVENUES. The following table sets forth the Company's gross revenues by client type for the six months ended June 30, 1995 and 1994 (in thousands, except percentages):

                                                                   1995                   1994
                                                           --------------------   --------------------
         Government . . . . . . . . . . . . . . . . . . .    $137,715    77%       $  89,434     53%
         Industrial . . . . . . . . . . . . . . . . . . .      42,003    23%          80,283     47%
                                                            ---------    --        ---------     --
                                                             $179,718   100%        $169,717    100%
                                                             ========    ===        ========    ===

         Total gross revenues increased by $10,001,000 to $179,718,000 for the six months ended June 30, 1995 from $169,717,000 for the same period in 1994. Gross revenues reflect all amounts to be billed by the Company to its clients for work performed and include subcontract costs that are generally passed through to clients with a minimal amount of mark-up. The Company's management believes that net revenues represent a better measurement of the Company's ability to generate profit from activities performed by the Company and, accordingly, management's discussion and analysis of revenues focuses on net revenues.

         DIRECT SUBCONTRACT COSTS. Direct subcontract costs for the six months ended June 30, 1995 decreased 1% to $52,555,000 from $52,879,000 for the same period in 1994. Increases or decreases in direct subcontract costs generally result from varying requirements for the use of subcontractors in the projects performed by the Company. Direct subcontract costs as a percentage of gross revenues were 29% for the six months ended June 30, 1995, compared to 31% for the same period in 1994.

         NET REVENUES. The following table sets forth the Company's net revenues by client type for the six months ended June 30, 1995 and 1994 (in thousands, except percentages):

                                                                   1995                   1994
                                                           --------------------   --------------------
         Government . . . . . . . . . . . . . . . . . . .   $  94,693    74%       $  59,481     51%
         Industrial . . . . . . . . . . . . . . . . . . .      32,470    26%          57,357     49%
                                                            ---------   ---        ---------    ---
                                                             $127,163   100%        $116,838    100%
                                                             ========    ===        ========    ===

         Net revenues for the six months ended June 30, 1995 increased 9% to $127,163,000 from $116,838,000 for the same period in 1994 and were positively impacted by the inclusion of net revenues for the month of June from the Division acquired on May 30, 1995.

         Net revenues from government agencies for the six months ended June 30, 1995 increased 59% to $94,693,000 from $59,481,000 for the same period in 1994. Such improvement resulted primarily from increased net revenues from the Company's term contracts with the U.S. Navy, the Environmental Protection Agency and the Air Force, as well as increased revenues from other government agencies and certain state and local governments. The Company expects to experience a continued increase in net revenue from such contracts for the balance of 1995 when compared to the same periods in 1994 and the Company continues to experience a significant amount of proposal activity with the various Department of Defense agencies. However, further reductions by Congress in future environmental remediation budgets of government agencies may adversely impact future revenues from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $24,887,000 or 43% decrease in net revenues from industrial clients during the six months ended June 30, 1995 as compared to the same period in 1994. The first half of 1994 included significant net revenues from a project that was performed for Citgo Petroleum Corporation ("Citgo") (see "Note 12 to the Consolidated Financial Statements") that ended during June 1994. The Company's industrial sector revenues remain sluggish, which the Company believes is due to anticipated changes in the Superfund law pending its reauthorization and current economic conditions in certain industry and geographic sectors. The Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law. Further delays in Superfund reauthorization may have an adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in the regulations. Demand for the Company's services from the private sector will remain dependant on general economic conditions and the outcome of the proposed changes to the Superfund regulations. Industrial sector net revenues as a percentage of total net revenues decreased to 26% for the six months ended June 30, 1995 from 49% for the same period in 1994.

         COST OF SERVICES AND GROSS PROFIT. Cost of services for the six months ended June 30, 1995 increased 6% to $98,109,000 from $92,763,000 for the same period in 1994 primarily due to increased net revenues. Cost of services as a percentage of net revenues was 77% and 79% for the six months ended June 30, 1995 and 1994, respectively. Cost of services as a percentage of net revenues was negatively impacted during the first half of 1994 by contract claims arising out of the Company's project with Citgo, which was recorded without gross profit margin. Gross profit for the six months ended June 30, 1995 increased 21% to $29,054,000 from $24,075,000 for the same period in 1994, as a result of factors discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the six months ended June 30, 1995 increased 34% to $20,966,000 from $15,603,000 for the same period in 1994. Selling, general and administrative expenses for the six months ended June 30, 1995, include expenses of $3,854,000 for integration costs related to the acquisition of the Division. The expenses were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Company and the Division acquired in May 1995. SGA expense as a percentage of net revenues increased to 17% for the first six months of 1995 from 13% in the same period in 1994.

         OPERATING INCOME. Operating income for the six months ended June 30, 1995 decreased 5% to $8,088,000 from $8,472,000 for the same period in 1994. The decrease is primarily due to the integration expenses incurred during the second quarter of 1995 related to combining the operations of the Company and the Division acquired.

         OTHER (INCOME) EXPENSES. Other (income) expenses, excluding the Company's equity in net earnings of NSC, increased $1,851,000 to $6,087,000 from $4,236,000 for the six months ended June 30, 1995 when compared to the same period in 1994. Such increase is primarily due to the increase in interest expense for the six months ended June 30, 1995 of $2,102,000 to $6,071,000 from $3,969,000 for the same period in 1994. Such increase was due to additional borrowing under the Company's credit facility as a result of the increased working capital requirements of certain large remediation projects and government contracts.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings for the six months ended June 30, 1995 was $281,000 compared to $361,000 for the same period in 1994. The asbestos abatement industry in general continues to experience competitive pressures in the market place which have negatively impacted the gross margin on NSC's projects.

         NET INCOME. Net income for the six months ended June 30, 1995 was $1,521,000 or $0.08 per share compared to $2,874,000 or $0.18 per share for the same period in 1994. The decrease in net income is primarily due to the integration expenses incurred during the second quarter of 1995 related to combining the operations of the Company and the Division acquired in May 1995. The effective income tax rate was 33% for the six months ended June 30, 1995, compared to 38% for the same period in 1994. See "Note 5 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.


CONTRACT BACKLOG

         The following table lists, at the dates indicated, (i) the Company's backlog, defined as the unearned portion of the Company's existing contacts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):

                                                                   June 30,        December 31,
                                                                     1995              1994
                                                                 ------------       ------------
         Backlog  . . . . . . . . . . . . . . . . . . . . . .     $   381,000       $   255,000
         Term contracts . . . . . . . . . . . . . . . . . . .       1,627,000         1,498,000
                                                                    ---------       -----------
             Total contract backlog . . . . . . . . . . . . .     $ 2,008,000       $ 1,753,000
                                                                  ===========       ===========

         The Company received more new awards from clients or delivery orders issued under the Company's term contracts in the first half of 1995 than was recorded as revenue, which resulted in the increase in backlog at June 30, 1995. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company estimates that approximately 60% of the backlog at June 30, 1995 will be realized within the next year.

         Term contracts are typically performed under delivery orders, issued by the contracting government entity, for a large number of small- to medium-sized remediation projects throughout the geographic area covered by the contract. The Company's government term contracts generally may be canceled, delayed or modified at the sole option of the government, and typically are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts, but there is no assurance that such amounts, if any, will be actually spent on any projects or of the timing thereof. In addition, further reductions by Congress in future environmental remediation budgets of government agencies may adversely impact future revenues from such agencies and the funding of the Company's government term contracts included in contract backlog.

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group (See Note 9 - Acquisition). Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market is based on the aggregate amount borrowed under the facility, the presence of the guaranty, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant and a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends. The Company had $23,357,000 and $34,771,000 of letters of credit and $53,600,000 and $57,700,000 of cash borrowings outstanding under its revolving credit facility at June 30, 1995 and December 31, 1994, respectively.

         Capital expenditures for the six months ended June 30, 1995 and 1994 were $7,148,000 and $6,365,000, respectively. The Company's capital expenditures are primarily related to the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation
projects.   Capital expenditures for fiscal year 1995 are expected to range between $15,000,000 and $20,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         During the first six months of 1995, the Company derived 77% of its gross revenues from government agencies compared to 53% during the same period in 1994. Revenues from government agencies historically have required greater working capital, the major component of which is accounts receivable, than revenues from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from continuing operations, borrowing under its Revolving Credit Facility, proceeds from permitted asset sales and other external sources. In addition, under the terms of its recently completed acquisition of Rust's hazardous and nuclear waste remediation business, Rust's parent company, WMX, has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

         The Company's identified long-term capital needs consist of payments due upon the maturity of the Company's Revolving Credit Facility in 2000 and sinking fund payments commencing in 1996 as well as payments due upon maturity of its Convertible Debentures in 2006. The Company believes that it will be able to refinance this indebtedness as necessary.

ENVIRONMENTAL MATTERS AND GOVERNMENT CONTRACTING

         Although the Company believes that it generally benefits from increased environmental regulations and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liabilities to customers and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the Company.

         The Company does not believe there are currently any material environmental liabilities which should be recorded or disclosed in its financial statements. The Company anticipates that its compliance with various laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, future earnings or competitive position.

         Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is, and may in the future be subject to audits and investigations by government agencies. See "Note 12 to the Consolidated Financial Statements." The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment for future government contracting, could have a material adverse effect on the Company's business.

                          PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

     In October 1993, the Company was retained by Citgo for the removal of surface impoundment sludge at its Lake Charles, Louisiana refinery. Based on information provided to the Company by Citgo and Oxy USA, Inc. ("Oxy"), the Company bid and was awarded a contract for approximately $28,600,000. During April 1994, the Company submitted to Citgo a request for a substantial equitable adjustment to the contract as a result of deficient project specifications provided by Citgo as well as other unplanned events controlled by Citgo. On April 29, 1994, Citgo filed a declaratory judgment action in the United States District Court for the Western District of Louisiana requesting a declaratory judgement that the Company is not entitled to additional compensation and requesting an order for specific performance requiring the Company to perform the contract. The Company accounts receivable as of June 30, 1995 reflect a claim receivable and other accounts receivable relating to performance of the Citgo project aggregating approximately $24,391,000. The Company's answer to the declaratory judgement action was filed on July 28, 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. Subsequent to filing of the Company's answer and counterclaim, Citgo amended its complaint seeking damages under the contract, which the Company believes approximates the amount of disputed accounts receivable that Citgo is currently withholding. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy asserting various claims relating to their prior involvement with the Citgo site and its contract specifications. Additionally, in July 1995, the Company filed a complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

     The Company was named in April 1994 as one of 33 third party defendants in a case titled United States of America v. American Cyanamid Company, Inc., et al., pending in the United States District Court for the Southern District of West Virginia. This litigation arises out of Superfund cost recovery claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site (the "Site") in Nitro, West Virginia. The Company was retained as a response action contractor for the Site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of its negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks damages and contribution from the Company and the other third party defendants. The Company has submitted claims for indemnification related to this lawsuit under its contract with the USACE and the EPA and has notified its contractors pollution liability insurance carrier. The Company believes the lawsuit is without merit, intends to vigorously defend against it and does not believe that it will have a material adverse effect on the results of operations and financial condition of the Company. The Company has also been subject to an investigation by the government relating to the Company's billings to the EPA for its work at the Site. The investigation was prompted by allegations made by certain of the PRPs in defense of the main cost recovery action. Those PRPs also filed a qui tam suit against the Company under seal. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company. The Company is in the process of discussing with the government the potential disposition of any civil or administrative action by the government, including the qui tam suit.

Item 4.     Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of the Company's shareholders was held on May 23, 1995.

      (b)(1) At the Annual Meeting, the following persons were elected as directors of the Company, to serve until the next Annual Meeting of Shareholders, with the votes for and withheld with respect to each person, respectively, set forth after such name:

                                                                        For            Withheld
                                                                   -------------       --------
                          Ivan W. Gorr  . . . . . . . . . . . .     10,042,228          54,342
                          Charles D. Hollister  . . . . . . . .     10,042,228          54,342
                          James L. Kirk . . . . . . . . . . . .     10,041,763          54,807
                          Joseph R. Kirk  . . . . . . . . . . .     10,041,928          54,642
                          Richard W. Pogue  . . . . . . . . . .     10,042,228          54,342
                          Charles W. Schmidt  . . . . . . . . .     10,041,528          55,042

              Subsequently, on June 1, 1995, pursuant to the Reorganization Agreement, the Board of Directors increased the number of directors to nine and elected Herbert A. Getz, Rodney C. Gilbert and James E. Koenig to the Board of Directors.

      (b)(2) A proposal to issue (i) an aggregate of 9,668,000 shares of the Company's common stock (the "Common Stock"), to subsidiaries of Rust in connection with the merger of a wholly-owned subsidiary of Rust with and into OHM Remediation Services Corp., a wholly-owned subsidiary of the Company, pursuant to the Reorganization Agreement, and (ii) a warrant, exercisable for five years, to purchase 700,000 shares of Common Stock at $15.00 per share to WMX in connection with a Guarantee Agreement between the Company and WMX to be entered into in connection with the Reorganization Agreement, was approved by 94.8% of the Company's common stock present and voting at the meeting. The results of the vote on the proposal were:

                                  For                   9,223,675
                                  Against                   5,888
                                  Abstain                 496,086

      (b)(3) A proposal to approve the Company's Directors' Deferred Fee Plan was approved by 98.67% of the Company's Common Stock present and voting at the meeting. The results of the vote on the proposal were:

                                  For                   9,869,429
                                  Against                  11,728
                                  Abstain                  21,213

              The total number of shares of the Registrant's Common Stock outstanding as of March 31, 1995, the record date for the Annual Meeting, was 16,636,465.

Item 6.     Exhibits and Reports on Form 8-K

      (a)        Exhibits

                 10(a) Amendment No. 1 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994

                 10(b) Amendment No. 1 to OHM Corporation Directors' Deferred Fee Plan

                 10(c) Standstill and Non-Competition Agreement by and among the Company, WMX Technologies, Inc., and Rust International Inc., dated May 30, 1995

                 10(d) Warrant Agreement by and between WMX Technologies, Inc., and the Company, dated May 30, 1995

                 10(e) Revolving Credit Agreement dated as of May 31, 1995 among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America Illinois, as Issuing and Paying Agent and Co-Agent

                 10(f) First Amendment dated as of May 31, 1995 to Pledge Agreement dated as of May 11, 1993 by and between the Company and Bank of America Illinois as Issuing and Paying Agent

                 10(g) Second Amendment dated as of May 31, 1995 to Security Agreement dated as of May 11, 1993 by and among the Company, OHM Remediation Services Corp., and Bank of America Illinois as Issuing and Paying Agent

                 10(h) Intercreditor Agreement dated May 31, 1995 by and among Citicorp USA, Inc., as Administrative Agent, Bank of America Illinois, as Issuing and Paying Agent and WMX Technologies, Inc.

                 10(i) Guarantee Agreement by and among the Company and WMX Technologies, Inc., dated May 30, 1995

                 10(j) Reimbursement Agreement dated as of May 31, 1995 among the Company, OHM Remediation Services Corp. and WMX Technologies, Inc.

                 10(k) Security Agreement dated as of May 31, 1995 by and between the Company, OHM Remediation Services Corp., and WMX Technologies, Inc.

                 10(l) Pledge Agreement dated as of May 31, 1995 by and between the Company and WMX Technologies, Inc.

                 11       Statement Re Computation of Per Share Earnings

                 15       Letter Re Unaudited Financial Information

                 27       Financial Data Schedule

      (b)   Reports on Form 8-K.

                 On June 13, 1995, the Company filed a Current Report on Form 8-K with respect to the consummation, on May 30, 1995, of the transactions contemplated by an Agreement and Plan of Reorganization dated December 5, 1995, as amended, by and among the Company, Rust Remedial Services Inc., Enclean Environmental Services Group, Inc., Rust Environmental, Inc. and Rust International Inc. ("Rust"), pursuant to which the Company acquired the hazardous and nuclear waste remediation services businesses of Rust. The following financial statements and pro forma financial information were filed as part of such Form 8- K by incorporation by reference to the Registrant's definitive Proxy Statement, dated May 10, 1995 for its 1995 Annual Meeting of Shareholders.

                     Audited financial statements of the Business Acquired.

                     Unaudited Pro Forma consolidated balance sheet and consolidated statement of income of the Company for the year ended December 31, 1994 that gives effect to the acquisition as if the transaction had taken place on January 1, 1994.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    OHM CORPORATION



Date: August 14, 1995              By /s/ JAMES L. KIRK
                                      ---------------------------------
                                          James L. Kirk
                                          Chairman of the Board
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


Date: August 14, 1995              By /s/ Harold W. Ingalls
                                      ---------------------------------
                                          Harold W. Ingalls
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date: August 14, 1995              By /s/ KRIS E. HANSEL
                                      ---------------------------------
                                          Kris E. Hansel
                                          Vice President and Controller
                                          (Principal Accounting Officer)


                                                           EXHIBIT INDEX

Exhibit         Exhibit
Number          Description
------          -----------
10(a)    Amendment No. 1 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994

10(b)    Amendment No. 1 to OHM Corporation Directors' Deferred Fee Plan

10(c)    Standstill and Non-Competition Agreement by and among the Registrant, WMX Technologies, Inc., and Rust International
         Inc., dated May 30, 1995

10(d)    Warrant Agreement by and between WMX Technologies, Inc., and the Registrant, dated May 30, 1995

10(e)    Revolving Credit Agreement dated as of May 31, 1995 among OHM Corporation and OHM Remediation Services Corp., and the
         banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America Illinois, as Issuing and Paying
         Agent and Co-Agent

10(f)    First Amendment dated as of May 31, 1995 to Pledge Agreement dated as of May 11, 1993 by and between the Registrant and
         Bank of America Illinois as Issuing and Paying Agent

10(g)    Second Amendment dated as of May 31, 1995 to Security Agreement dated as of May 11, 1993 by and between the Registrant,
         OHM Remediation Services Corp., and Bank of America Illinois as Issuing and Paying Agent

10(h)    Intercreditor Agreement dated May 31, 1995 by and among Citicorp USA, Inc., as administrative agent, Bank of America
         Illinois, as issuing and paying agent and WMX Technologies, Inc.

10(i)    Guarantee Agreement by and among the Registrant and WMX Technologies, Inc., dated May 30, 1995

10(j)    Reimbursement Agreement dated as of May 31, 1995 among WMX Technologies, Inc., OHM Corporation, and OHM Remediation
         Services Corp.

10(k)    Security Agreement dated as of May 31, 1995 by and between the Registrant, OHM Remediation Services Corp., and WMX
         Technologies, Inc.

10(l)    Pledge Agreement dated as of May 31, 1995 by and between the Registrant and WMX Technologies, Inc.

11       Statement Re Computation of Per Share Earnings

15       Letter Re Unaudited Financial Information

27       Financial Data Schedule