Form 10-Q
period 1995-09-30
OHM CORP
filed 1995-11-14
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                                   (MARK ONE)

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ----          THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ----            THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock outstanding on October 31, 1995 was 26,607,222.

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I
                              FINANCIAL INFORMATION


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1995 (Unaudited)
           and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

         Consolidated Statements of Income (Unaudited) for the Three and Nine Months
           Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

         Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
           Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . .       4

         Independent Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . .       9

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

Item 1.  FINANCIAL STATEMENTS

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                     Sept. 30,     Dec. 31,
                                                                                        1995         1994
                                                                                     ---------    ---------
ASSETS                                                                              (Unaudited)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  29,341    $   4,930
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      125,561       86,663
   Costs and estimated earnings on contracts in process in excess of billings . .       56,596       65,437
   Materials and supply inventory, at cost  . . . . . . . . . . . . . . . . . . .       11,909       10,099
   Prepaid expenses and other assets  . . . . . . . . . . . . . . . . . . . . . .       11,145        7,252
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,660        6,744
   Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .          437          205
                                                                                     ---------    ---------
                                                                                       244,649      181,330
                                                                                     ---------    ---------
Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       81,311       57,240
                                                                                     ---------    ---------
Other Noncurrent Assets:
  Deferred debt issuance and financing costs  . . . . . . . . . . . . . . . . . .        1,843        2,381
  Investment in affiliated company  . . . . . . . . . . . . . . . . . . . . . . .       23,639       23,352
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          336          336
  Intangible assets relating to acquired businesses, net  . . . . . . . . . . . .        8,002          370
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,432        7,537
                                                                                     ---------    ---------
                                                                                        41,252       33,976
                                                                                     ---------    ---------

      Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 367,212    $ 272,546
                                                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  56,774    $  47,936
  Billings on contracts in process in excess of costs and estimated earnings  . .        2,606           40
  Accrued compensation and related taxes  . . . . . . . . . . . . . . . . . . . .        5,802        3,874
  Federal, state and local taxes  . . . . . . . . . . . . . . . . . . . . . . . .          133          102
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                        15,412        9,652
  Current portion of noncurrent liabilities   . . . . . . . . . . . . . . . . . .        4,316        3,262
                                                                                     ---------    ---------
                                                                                        85,043       64,866
                                                                                     ---------    ---------
Noncurrent Liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      118,733      127,279
  Capital leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           58           92
  Pension agreement   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                           905          906
                                                                                     ---------    ---------
                                                                                       119,696      128,277
                                                                                     ---------    ---------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,774        2,483
                                                                                     ---------    ---------
Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares
    authorized; none issued and outstanding   . . . . . . . . . . . . . . . . . .            -            -
  Common stock, $.10 par value, 50,000,000 shares authorized;
    Shares issued:  1995 - 26,592,887;  1994 - 15,848,089   . . . . . . . . . . .        2,659        1,584
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .      135,718       63,294
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,322       14,598
                                                                                     ---------    ---------
                                                                                       157,699       79,476

Less treasury stock, 1995 - 0; 1994 - 211,624 . . . . . . . . . . . . . . . . . .            -       (2,556)
                                                                                     ---------    ---------
                                                                                       157,699       76,920
                                                                                     ---------    ---------
    Total Liabilities and Shareholders' Equity  . . . . . . . . . . . . . . . . .    $ 367,212    $ 272,546
                                                                                     =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                             Three Months Ended         Nine Months Ended
                                                                September  30,            September 30,
                                                            ---------------------    ----------------------
                                                               1995        1994        1995          1994
                                                            ---------   ---------    ---------    ---------
                                                                 (Unaudited)                (Unaudited)
Gross Revenues ..........................................   $ 135,886   $  91,308    $ 315,604    $ 261,025
  Less direct subcontract costs .........................      42,945      21,975       95,500       74,854
                                                            ---------   ---------    ---------    ---------
Net Revenues ............................................      92,941      69,333      220,104      186,171
  Cost of services ......................................      73,870      54,300      171,979      147,063
                                                            ---------   ---------    ---------    ---------
Gross Profit ............................................      19,071      15,033       48,125       39,108
  Selling, general and administrative expenses ..........      12,348       8,419       33,314       24,022
                                                            ---------   ---------    ---------    ---------
Operating Income ........................................       6,723       6,614       14,811       15,086
                                                            ---------   ---------    ---------    ---------
Other (Income) Expenses:
  Investment income .....................................        (577)        (10)        (600)         (26)
  Interest expense ......................................       2,456       2,455        8,527        6,424
  Equity in net earnings of affiliate ...................          (6)       (359)        (287)        (720)
  Miscellaneous (income) expense, net ...................         (95)        362          (56)         645
                                                            ---------   ---------    ---------    ---------
                                                                1,778       2,448        7,584        6,323
                                                            ---------   ---------    ---------    ---------
Income Before Income Taxes ..............................       4,945       4,166        7,227        8,763
  Income taxes ..........................................       1,758       1,551        2,519        3,274
                                                            ---------   ---------    ---------    ---------
Net Income ..............................................   $   3,187   $   2,615    $   4,708    $   5,489
                                                            =========   =========    =========    =========

Net Income Per Share ....................................   $    0.12   $    0.16    $    0.22    $    0.34
                                                            =========   =========    =========    =========

Weighted average number of common and
  common equivalent shares outstanding ..................      27,064      16,045       21,126       16,176
                                                            =========   =========    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                -----------------------
                                                                                                  1995           1994
                                                                                                ---------      --------
                                                                                                       (Unaudited)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $   4,708      $  5,489
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .                   7,208         5,181
    Amortization of other noncurrent assets   . . . . . . . . . . . . . . . . . .                   2,071         1,817
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,375         2,608
    Loss (gain) on sale of property and equipment   . . . . . . . . . . . . . . .                    (223)          542
    Equity in net earnings of affiliate's continuing operations . . . . . . . . .                    (287)         (720)
    Deferred translation adjustments and other  . . . . . . . . . . . . . . . . .                     741            89
Changes in current assets and liabilities:
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (3,450)      (48,439)
    Costs and estimated earnings on contracts in process in excess of billings  .                  10,692       (11,721)
    Materials and supply inventory  . . . . . . . . . . . . . . . . . . . . . . .                  (1,810)       (1,220)
    Prepaid expenses and other assets   . . . . . . . . . . . . . . . . . . . . .                  (4,279)          280
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .                    (232)          (34)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (3,276)        6,143
    Billings on contracts in process in excess of costs and estimated earnings  .                     200          (326)
    Accrued compensation and related taxes  . . . . . . . . . . . . . . . . . . .                    (145)          626
    Federal, state and local income taxes   . . . . . . . . . . . . . . . . . . .                      31          (201)
    Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .                  (3,557)         (567)
                                                                                                ---------      --------
      Net cash flows provided by (used in) operating activities   . . . . . . . .                   9,767       (40,453)
                                                                                                ---------      --------
Cash flows from investing activities:
    Purchases of property and equipment   . . . . . . . . . . . . . . . . . . . .                  (8,971)       (8,755)
    Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . .                   2,504         1,815
    Decrease (increase) in other noncurrent assets  . . . . . . . . . . . . . . .                     331        (2,135)
    Cash acquired from purchase of business   . . . . . . . . . . . . . . . . . .                  16,670             -
                                                                                                ---------      --------
      Net cash provided by (used in) investing activities   . . . . . . . . . . .                  10,534        (9,075)
                                                                                                ---------      --------
Cash flows from financing activities:
    Increase in long term debt  . . . . . . . . . . . . . . . . . . . . . . . . .                   1,945         6,126
    Payments on long-term debt and capital leases   . . . . . . . . . . . . . . .                  (2,701)       (1,183)
    Proceeds from borrowing under revolving credit and term loan  . . . . . . . .                 113,700       112,000
    Payments on revolving credit agreement  . . . . . . . . . . . . . . . . . . .                (120,500)      (68,100)
    Payments on pension agreement   . . . . . . . . . . . . . . . . . . . . . . .                     (74)          (81)
    Proceeds from public offering of common stock . . . . . . . . . . . . . . . .                      -            863
    Proceeds from private placement of common stock   . . . . . . . . . . . . . .                  10,000            -
    Reissuance of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .                   1,740           503
                                                                                                ---------      --------
      Net cash provided by financing activities   . . . . . . . . . . . . . . . .                   4,110        50,128
                                                                                                ---------      --------
      Net increase in cash and cash equivalents   . . . . . . . . . . . . . . . .                  24,411           600
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .                   4,930         5,039
                                                                                                ---------      --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .                $ 29,341      $  5,639
                                                                                                =========      ========




The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1995 and 1994, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995 and 1994, are not necessarily indicative of the results for the full year.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements at September 30, 1995, and for the three and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 - SUPPLEMENTARY CASH FLOW INFORMATION

As supplemental information related to the consolidated statements of cash flows, cash paid for interest was $7,207,000 and $5,063,000 and cash paid for income taxes was $194,000 and $394,000 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 3 - RECLASSIFICATIONS

Certain amounts presented for the three and nine months ended September 30, 1994 have been reclassified to conform to the September 30, 1995 presentation.

NOTE 4 - INVESTMENTS IN AFFILIATED COMPANY

The Company owns a 40% equity interest in NSC, a nationwide asbestos abatement services company, which has been included in the Company's financial statements using the equity method. The following summarizes the income statements of NSC for the three and nine months ended September 30, 1995 and 1994:


                                                          Three Months Ended       Nine Months Ended
                                                            September 30,             September 30,
                                                          ------------------       ------------------
                                                            1995      1994          1995       1994
                                                          -------    -------       -------   --------
                                                            (In Thousands)           (In Thousands)
             Gross revenues      . . . . . . . . . .      $29,452    $32,076       $90,962   $101,429
             Gross profit . . . . . . . . . . . . . .       4,562      6,075        14,465     15,975
             Operating income . . . . . . . . . . . .         123      1,764         1,746      3,637
             Net income . . . . . . . . . . . . . . .           2        892           714      1,791
             Company's interest in net income . . . .           1        359           287        720

NOTE 5 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:


                                                           Three Months Ended  Nine Months Ended
                                                              September 30,      September 30,
                                                           ------------------  -----------------
                                                            1995       1994     1995       1994
                                                           ------     -------  -------     -----
Federal statutory rate ..................................   34.0 %     34.0 %   34.0 %     34.0 %
Add (deduct):
    State income taxes, net of federal benefit...........    5.0 %      4.2 %    4.8 %      4.2 %
    Equity in net earnings of affiliate .................      - %     (2.3)%   (1.1)%     (2.2)%
    Other, net ..........................................   (3.4)%      1.3 %   (2.8)%      1.4 %
                                                            ----       ----     ----       ----
                                                            35.6 %     37.2 %   34.9 %     37.4 %
                                                            ====       ====     ====       ====


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:


                                                                         September 30,   Dec. 31,
                                                                              1995         1994
                                                                           --------      --------
                                                                                (In Thousands)
             Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    374      $    257
             Buildings and improvements . . . . . . . . . . . . . . . . .    17,544        17,179
             Machinery and equipment  . . . . . . . . . . . . . . . . . .    94,513        74,270
             Construction in progress . . . . . . . . . . . . . . . . . .    11,679         4,190
                                                                           --------      --------
                                                                            124,110        95,896
             Less accumulated depreciation and amortization . . . . . . .   (42,799)      (38,656)
                                                                           --------      --------
                                                                           $ 81,311      $ 57,240
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

The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. The Company's consolidated financial statements for the three and nine month periods ended September 30, 1995, include the results of operations for the Division since May 30, 1995. The following table sets forth the unaudited combined pro forma results of operations for the nine months ended September 30, 1995 and 1994, giving effect to the acquisition of the Division as if such acquisition had occurred on January 1, 1994.


                                                                                  Pro Forma
                                                                              Nine Months Ended
                                                                                September 30,
                                                                            ----------------------
                                                                              1995          1994
                                                                            --------      --------
                                                                    (In Thousands, Except Per Share Data)
             Gross revenue  . . . . . . . . . . . . . . . . . . . . . . .   $378,144      $432,701
             Net income . . . . . . . . . . . . . . . . . . . . . . . . .      6,038         9,966
             Net income per share . . . . . . . . . . . . . . . . . . . .   $   0.22      $   0.39


The actual purchase accounting adjustments to reflect the fair value of assets and liabilities acquired have not been finalized and, as a result, the accompanying consolidated financial statements and combined pro forma results of operations have been prepared on the basis of preliminary estimates of such adjustments. The combined pro forma results of operations for the nine months ended September 30, 1995 are based upon certain assumptions and estimates which the Company believes are reasonable. The combined pro forma results of operations may not be indicative of the operating results that actually would have been reported had the transaction been consummated on January 1, 1994, nor are they necessarily indicative of results which will be reported in the future.

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

NOTE 11 - CREDIT AGREEMENT

On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group (See Note 9 Acquisition). Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market is based on the aggregate amount borrowed under the facility, the presence of the WMX guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The arrangement provides the participating banks and WMX with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization.

The Company had $14,757,000 and $34,771,000 of letters of credit and $50,900,000 and $57,700,000 of cash borrowings outstanding under its revolving credit facility at September 30, 1995 and December 31, 1994, respectively.

NOTE 12 - LITIGATION AND CONTINGENCIES

The Company's accounts receivable at September 30, 1995 include a claim receivable aggregating approximately $25,323,000 in direct costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct costs to date for activities which the Company's management believed exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and Oxy USA, Inc. ("Oxy") as well as differing site conditions. In addition, at September 30, 1995, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, the Company submitted to Citgo a request for equitable adjustment and Citgo responded by filing an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgment action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company believes that such assertion of damages is totally without merit since the contract expressly provides that Citgo's sole remedy for production shortfalls by the Company are liquidated damages not to exceed $500,000. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy as third party defendants in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications. Additionally, in July 1995, the Company filed a complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

The Company has also become involved in litigation with Occidental Chemical Corporation ("Occidental") relating to a separate project performed in 1993 and 1994 for Occidental. The Company's accounts receivable at September 30, 1995 include a claim receivable of $8,297,000 in direct costs relating to this project. The litigation arises from an October 1993 contract between the Company and Occidental for work at a contaminated site in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company's management believes were materially different than as represented by Occidental. The Company believes that Occidental has implicitly acknowledged the existence of differing conditions at the site through its previous execution and partial payment of a change order relating to the Company's position. In October 1994, Occidental issued a deductive change order deleting substantially all remaining work from the contract. On December 30, 1994, while the Company was in the process of developing a comprehensive request for equitable adjustment, Occidental filed suit against the Company in U.S. District Court for the Western District of New York alleging damages in excess of $50,000, the jurisdictional minimum. On March 3, 1995, Occidental filed an amended complaint seeking $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated wastes. On April 6, 1995, the Company filed its answer and counterclaim denying any liability to Occidental and seeking an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

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

NOTE 13 - INTEGRATION EXPENSES

The Company's consolidated statements of income for the nine months ended September 30, 1995, include expenses aggregating $2,428,000 (net of $1,426,000 income tax benefit) or $0.12 per share, for integration costs related to the acquisition of the Division. The costs were recorded in selling, general and administrative expenses and were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
OHM Corporation

We have reviewed the accompanying consolidated balance sheet of OHM Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Columbus, Ohio
October 31, 1995

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

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), will provide the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. The Company's consolidated financial statements for the nine months ended September 30, 1995, include the results of operation for the Division since May 30, 1995.

         The Company's consolidated statements of income for the nine months ended September 30, 1995, include expenses of $3,854,000 pre-tax, $2,428,000 after-tax or $0.12 per share, for integration costs related to the acquisition of the Division. The costs were recorded in selling, general and administrative expenses and were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS
                      THREE MONTHS ENDED SEPTEMBER 30, 1994

         GROSS REVENUES. The following table sets forth the Company's gross revenues by client type for the three months ended September 30, 1995 and 1994 (in thousands, except percentages):


                                                                   1995                    1994
                                                            ----------------         --------------
         Government . . . . . . . . . . . . . . . . . . .   $ 96,192      71%        $55,959     61%
         Industrial . . . . . . . . . . . . . . . . . . .     39,694      29%         35,349     39%
                                                            --------      ---         -------    ---
                                                            $135,886      100%        $91,308    100%
                                                            ========      ===         =======    ===


         Total gross revenues increased by $44,578,000 to $135,886,000 for the three months ended September 30, 1995 from $91,308,000 for the same period in 1994. Gross revenues for the three months ended September 30, 1995 include revenues from the Division acquired on May 30, 1995. Gross revenues reflect all amounts to be billed by the Company to its clients for work performed and include subcontract costs that are generally passed through to clients with a minimal amount of mark-up. The Company's management believes that net revenues represent a better measurement of the Company's ability to generate profit from activities performed by the Company and, accordingly, management's discussion and analysis of revenues focuses on net revenues.

         DIRECT SUBCONTRACT COSTS. Direct subcontract costs for the three months ended September 30, 1995 increased 95% to $42,945,000 from $21,975,000 for the same period in 1994. Increases or decreases in direct subcontract costs generally result from varying requirements for the use of subcontractors in the projects performed by the Company. The increase in direct subcontract costs is primarily due to the increase in gross revenues during the third quarter of 1995 when compared to the same period in 1994 and the increased use of subcontractors for projects performed under the Company's government contracts. Direct subcontract costs as a percentage of gross revenues were 32% for the three months ended September 30, 1995, compared to 24% for the same period in 1994.

         NET REVENUES. The following table sets forth the Company's net revenues by client type for the three months ended September 30, 1995 and 1994 (in thousands, except percentages):

                                                                   1995                   1994
                                                              -------------          --------------
         Government . . . . . . . . . . . . . . . . . . .     $64,710    70%         $40,408     58%
         Industrial . . . . . . . . . . . . . . . . . . .      28,231    30%          28,925     42%
                                                              -------   ---          -------    ---
                                                              $92,941   100%         $69,333    100%
                                                              =======   ===          =======    ===


         Net revenues for the three months ended September 30, 1995 increased 34% to $92,941,000 from $69,333,000 for the same period in 1994. Net revenues for the three months ended September 30, 1995 include revenues from the Division acquired on May 30, 1995.

         Net revenues from government agencies for the three months ended September 30, 1995 increased 60% to $64,710,000 from $40,408,000 for the same period in 1994. Such improvement resulted primarily from increased net revenues from the Company's term contracts with the U.S. Navy, the United States Army Corps of Engineers and the Air Force, as well as increased revenues from other federal government agencies. Such increases were offset by a significant decrease in revenues from state and local governments during the three months ended September 30, 1995 when compared to the same period in 1994. The Company expects to experience a continued increase in net revenues from such federal government contracts for the balance of 1995 when compared to the same periods in 1994 and the Company continues to experience a significant amount of proposal activity with the various Department of Defense agencies. However, further reductions by Congress in future environmental remediation budgets of government agencies may adversely impact future revenues from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $694,000 or 2% decrease in net revenues from industrial clients during the three months ended September 30, 1995 as compared to the same period in 1994. Such revenues would have decreased further if not for the Company's acquisition of the Division. The Company's industrial sector revenues have been sluggish, which the Company believes is due to anticipated changes in the Superfund law pending its reauthorization and current economic conditions in certain industry and geographic sectors. The Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law. Further delays in Superfund reauthorization may have an adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in the regulations. Demand for the Company's services from the private sector will remain dependant on general economic conditions and the outcome of the proposed changes to the Superfund regulations. Industrial sector net revenues as a percentage of total net revenues decreased to 30% for the three months ended September 30, 1995 from 42% for the same period in 1994.

         The Company believes that the government sector will be its primary source of revenues for the foreseeable future in light of the factors discussed above.

         COST OF SERVICES AND GROSS PROFIT. Cost of services for the three months ended September 30, 1995 increased 36% to $73,870,000 from $54,300,000 for the same period in 1994 primarily due to increased net revenues. Cost of services as a percentage of net revenues was 79% and 78% for the three months ended September 30, 1995 and 1994, respectively. Gross profit for the three months ended September 30, 1995 increased 27% to $19,071,000 from $15,033,000 for the same period in 1994. Both gross profit and cost of services were negatively impacted during the three months ended September 30, 1995 by the acquisition of the Division. The Company incurred additional indirect cost of services for the Division's offices and employees, while revenues from the Division's projects were significantly lower than expected. The Company is pursuing certain remediation and construction related opportunities with senior management of WMX to expand the

Company's status as a preferred provider, which the Company is hopeful will expand the revenue opportunities on behalf of the Division. However, the Company is uncertain as to the outcome of such discussions.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the three months ended September 30, 1995 increased 47% to $12,348,000 from $8,419,000 for the same period in 1994. SGA expense increased primarily as a result of the revenue growth and the acquisition of the Division. SGA expense as a percentage of net revenues increased to 13% for the third quarter of 1995 from 12% in the same period in 1994.

         OPERATING INCOME. Operating income for the three months ended September 30, 1995 increased 2% to $6,723,000 from $6,614,000 for the same period in 1994, as a result of factors discussed above.

         OTHER (INCOME) EXPENSES. Other (income) expenses, excluding the Company's equity in net earnings of NSC, decreased $1,023,000 to $1,784,000 from $2,807,000 for the three months ended September 30, 1995 when compared to the same period in 1994. Such decrease is primarily due to interest earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division and gains realized on the disposition of certain of the Company's operations equipment. The receivables guaranteed by Rust were paid to the Company on September 30, 1995.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings for the three months ended September 30, 1995 was $6,000 compared to $359,000 for the same period in 1994. Such decrease in earnings is primarily a result of losses recorded by NSC on claims settled in the third quarter of 1995 with certain of its clients. In addition, the asbestos abatement industry in general continues to experience competitive pressures in the market place which have negatively impacted the gross margin on NSC's projects.

         NET INCOME. Net income for the three months ended September 30, 1995 was $3,187,000 or $0.12 per share compared to $2,615,000 or $0.16 per share for the same period in 1994. As a result of the acquisition of the Division and the shares issued to H. Wayne Huizenga, the Company had approximately 69% more shares outstanding during the third quarter of 1995 when compared to the same period in 1994. The effective income tax rate was 36% for the three months ended September 30, 1995, compared to 37% for the same period in 1994. See "Note 5 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.


                   NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS
                      NINE MONTHS ENDED SEPTEMBER 30, 1994

         GROSS REVENUES. The following table sets forth the Company's gross revenues by client type for the nine months ended September 30, 1995 and 1994 (in thousands, except percentages):

                                                                  1995                   1994
                                                             --------------         ---------------
         Government . . . . . . . . . . . . . . . . . . .    $233,907    74%        $145,393     56%
         Industrial . . . . . . . . . . . . . . . . . . .      81,697    26%         115,632     44%
                                                             --------   ---         --------    ---
                                                             $315,604   100%        $261,025    100%
                                                             ========   ===         ========    ===


         Total gross revenues increased by $54,579,000 to $315,604,000 for the nine months ended September 30, 1995 from $261,025,000 for the same period in 1994. Gross revenues for the nine months ended September 30, 1995 include revenues from the Division since it was acquired on May 30, 1995. Gross revenues reflect all amounts to be billed by the Company to its clients for work performed and include subcontract costs that are generally passed through to clients with a minimal amount of mark-up. The Company's management believes that net revenues represent a better measurement of the Company's ability to generate profit from activities performed by the Company and, accordingly, management's discussion and analysis of revenues focuses on net revenues.

         DIRECT SUBCONTRACT COSTS. Direct subcontract costs for the nine months ended September 30, 1995 increased 28% to $95,500,000 from $74,854,000 for the same period in 1994. Increases or decreases in direct subcontract costs generally result from varying requirements for the use of subcontractors in the projects performed by the Company. Direct subcontract costs as a percentage of gross revenues were 30% for the nine months ended September 30, 1995, compared to 29% for the same period in 1994.

         NET REVENUES. The following table sets forth the Company's net revenues by client type for the nine months ended September 30, 1995 and 1994 (in thousands, except percentages):


                                                                  1995                   1994
                                                             --------------        ---------------
         Government . . . . . . . . . . . . . . . . . . .    $159,403    72%       $ 99,889     54%
         Industrial . . . . . . . . . . . . . . . . . . .      60,701    28%         86,282     46%
                                                             --------   ---        --------    ---
                                                             $220,104   100%       $186,171    100%
                                                             ========   ===        ========    ===


         Net revenues for the nine months ended September 30, 1995 increased 18% to $220,104,000 from $186,171,000 for the same period in 1994. Net revenues for the nine months ended September 30, 1995 include revenues from the Division since it was acquired on May 30, 1995.

         Net revenues from government agencies for the nine months ended September 30, 1995 increased 60% to $159,403,000 from $99,889,000 for the same period in 1994. Such improvement resulted primarily from increased net revenues from the Company's term contracts with the U.S. Navy, the United States Army Corps of Engineers and the Air Force, as well as increased revenues from other federal government agencies. Such increases were offset by a decrease in revenues from state and local governments during the nine months ended September 30, 1995 when compared to the same period in 1994. The Company expects to experience a continued increase in net revenue from such federal government contracts for the balance of 1995 when compared to the same periods in 1994 and the Company continues to experience a significant amount of proposal activity with the various Department of Defense agencies. However, further reductions by Congress in future environmental remediation budgets of government agencies may adversely impact future revenues from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $25,581,000 or 30% decrease in net revenues from industrial clients during the nine months ended September 30, 1995 as compared to the same period in 1994. Such revenues would have decreased further if not for the Company's acquisition of the Division. The nine months ended September 30, 1994 included significant net revenues from a project that was performed for Citgo Petroleum Corporation ("Citgo") (see "Note 12 to the Consolidated Financial Statements") that ended during the third quarter of 1994. The Company's industrial sector revenues have been sluggish, which the Company believes is due to anticipated changes in the Superfund law pending its reauthorization and current economic conditions in certain industry and geographic sectors. The Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law. Further delays in Superfund reauthorization may have an adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in the regulations. Demand for the Company's services from the private sector will remain dependant on general economic conditions and the outcome of the proposed changes to the Superfund regulations. Industrial sector net revenues as a percentage of total net revenues decreased to 28% for the nine months ended September 30, 1995 from 46% for the same period in 1994.

         The Company believes that the government sector will be its primary source of revenues for the foreseeable future in light of the factors discussed above.

         COST OF SERVICES AND GROSS PROFIT. Cost of services for the nine months ended September 30, 1995 increased 17% to $171,979,000 from $147,063,000 for the same period in 1994 primarily due to increased net revenues. Cost of services as a percentage of net revenues was 78% and 79% for the nine months ended September 30, 1995 and 1994, respectively. Cost of services as a percentage of net revenues was negatively impacted during the nine months of 1994 by contract claims arising out of the Company's project with Citgo, which was recorded without gross profit margin. Gross profit for the nine months ended September 30, 1995 increased 23% to $48,125,000 from $39,108,000 for the same period in 1994. Both gross profit and cost of services were negatively impacted during the nine months ended September 30, 1995 by the acquisition of the Division. The Company incurred additional indirect cost of services for the Division's offices and employees, while revenues from the Division's projects were significantly lower than expected. The Company is pursuing certain remediation and construction related opportunities with senior management of WMX to expand the Company's status as a preferred provider, which the Company is hopeful will expand the revenue opportunities on behalf of the Division. However, the Company is uncertain as to the outcome of such discussions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the nine months ended September 30, 1995 increased 39% to $33,314,000 from $24,022,000 for the same period in 1994. Selling, general and administrative expenses for the nine months ended September 30, 1995, include expenses of $3,854,000 for integration costs related to the acquisition of the Division. The expenses were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Company and the Division. SGA expense as a percentage of net revenues increased to 15% for the first nine months of 1995 from 13% in the same period in 1994.

         OPERATING INCOME. Operating income for the nine months ended September 30, 1995 decreased 2% to $14,811,000 from $15,086,000 for the same period in 1994. The decrease is primarily due to the integration expenses incurred during the second quarter of 1995 related to combining the operations of the Company and the Division as well as the other factors discussed above.

         OTHER (INCOME) EXPENSES. Other (income) expenses, excluding the Company's equity in net earnings of NSC, increased $828,000 to $7,871,000 from $7,043,000 for the nine months ended September 30, 1995 when compared to the same period in 1994. Such increase is primarily due to the increase in interest expense for the nine months ended September 30, 1995 of $2,103,000 to $8,527,000 from $6,424,000 for the same period in 1994. The increase in interest expense was offset by interest earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division and gains realized on the disposition of certain of the Company's operations equipment. Such receivables guaranteed by Rust were paid to the Company on September 30, 1995. The increase in interest expense was due to additional borrowing under the Company's credit facility during the first half of 1995 as a result of the increased working capital requirements of certain large remediation projects and government contracts.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings for the nine months ended September 30, 1995 was $287,000 compared to $720,000 for the same period in 1994. Such decrease in earnings is primarily a result of losses recorded by NSC on claims settled in the third quarter of 1995 with certain of its clients. In addition, the asbestos abatement industry in general continues to experience competitive pressures in the market place which have negatively impacted the gross margin on NSC's projects.

         NET INCOME. Net income for the nine months ended September 30, 1995 was $4,708,000 or $0.22 per share compared to $5,489,000 or $0.34 per share for the same period in 1994. The effective income tax rate was 35% for the nine months ended September 30, 1995, compared to 37% for the same period in 1994. See "Note 5 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

CONTRACT BACKLOG

         The following table lists, at the dates indicated, (i) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):


                                                                September 30,       December 31,
                                                                     1995               1994
                                                                 ------------       ------------
         Backlog  . . . . . . . . . . . . . . . . . . . . . .      $  482,000         $  255,000
         Term contracts . . . . . . . . . . . . . . . . . . .       1,589,000          1,498,000
                                                                   ----------         ----------
             Total contract backlog . . . . . . . . . . . . .      $2,071,000         $1,753,000
                                                                   ==========         ==========


         The Company received more new contract awards from clients and delivery orders issued under the Company's term contracts during the first nine months of 1995 than was recorded as revenue, which resulted in the increase in backlog at September 30, 1995. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company estimates that approximately 60% of the backlog at September 30, 1995 will be realized within the next year.

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


LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group (See Note 9 - Acquisition). Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guaranty, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The Company had $14,757,000 and $34,771,000 of letters of credit and $50,900,000 and $57,700,000 of cash borrowings outstanding under its revolving credit facility at September 30, 1995 and December 31, 1994, respectively. The Company had $29,341,000 and $4,930,000 of cash and cash equivalents at September 30, 1995 and December 31, 1994 respectively. The increase in cash at September 30, 1995 when compared to December 31, 1994 is primarily due to the receipt of cash on September 30, 1995 from Rust for certain of the Division's receivables that were guaranteed under the terms of the merger agreement.

         Capital expenditures for the nine months ended September 30, 1995 and 1994 were $8,971,000 and $8,755,000, respectively. The Company's capital expenditures are primarily related to the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for fiscal year 1995 are expected to range between $10,000,000 and $12,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         During the first nine months of 1995, the Company derived 74% of its gross revenues from government agencies compared to 56% during the same period in 1994. Revenues from government agencies historically have required greater working capital, the major component of which is accounts receivable, than revenues from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from continuing operations, borrowing under its Revolving Credit Facility, proceeds from permitted asset sales and other external sources. In addition, under the terms of its recently completed acquisition of Rust's hazardous and nuclear waste remediation business, Rust's parent company, WMX, has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

         The Company's identified long-term capital needs consist of payments due upon the maturity of the Company's Revolving Credit Facility in 2000 and sinking fund payments commencing in 1996 as well as payments due upon maturity of its Convertible Debentures in 2006. The Company purchased and retired $5,000,000 of the outstanding Convertible Debentures during October 1995, sufficient to meet its first annual sinking fund obligation due October 1, 1996. The Company believes that it will be able to refinance the remaining indebtedness as necessary.

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

                          PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

     In October 1993, the Company was retained by Citgo for the removal of surface impoundment sludge at its Lake Charles, Louisiana refinery. Based on information provided to the Company by Citgo and Oxy USA, Inc. ("Oxy"), the Company bid and was awarded a contract for approximately $28,600,000. During April 1994, the Company submitted to Citgo a request for a substantial equitable adjustment to the contract as a result of deficient project specifications provided by Citgo as well as other unplanned events controlled by Citgo. On April 29, 1994, Citgo filed a declaratory judgment action in the United States District Court for the Western District of Louisiana requesting a declaratory judgement that the Company is not entitled to additional compensation and requesting an order for specific performance requiring the Company to perform the contract. The Company accounts receivable as of September 30, 1995 reflect a claim receivable and other accounts receivable relating to performance of the Citgo project aggregating approximately $30,704,000. The Company's answer to the declaratory judgement action was filed on July 28, 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. Subsequent to filing of the Company's answer and counterclaim, Citgo amended its complaint seeking damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company believes that such assertion of damages is totally without merit since the contract expressly provides that Citgo's sole remedy for production shortfalls by the Company are liquidated damages not to exceed $500,000. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy asserting various claims relating to their prior involvement with the Citgo site and its contract specifications. Additionally, in July 1995, the Company filed a complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

     The Company was named in April 1994 as one of 33 third party defendants in a case titled United States of America v. American Cyanamid
     Company, Inc., et al., pending in the United States District Court for the Southern District of West Virginia. This litigation arises out of Superfund cost recovery claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site (the "Site") in Nitro, West Virginia. The Company was retained as a response action contractor for the Site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of its negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks damages and contribution from the Company and the other third party defendants. The Company has submitted claims for indemnification related to this lawsuit under its contract with the USACE and the EPA and has notified its contractors pollution liability insurance carrier. The Company believes the lawsuit is without merit, intends to vigorously defend against it and does not believe that it will have a material adverse effect on the results of operations and financial condition of the Company. The Company has also been subject to an investigation by the government relating to the Company's billings to the EPA for its work at the Site. The investigation was prompted by allegations made by certain of the PRPs in defense of the main cost recovery action. Those PRPs also filed a qui tam suit against the Company under seal. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company. The Company is in the process of discussing with the government the potential disposition of any civil or administrative action by the government, including the qui tam suit. See "Managements Discussion and Analysis of Financial Condition and Results of Operation - Environmental Matters and Government Contracting."

Item 6.     Exhibits and Reports on Form 8-K


      (a)        Exhibits

                 10(a) Amendment No. 2 dated July 27, 1995 to Agreement and Plan of Reorganization dated December 5, 1994 by and among OHM Corporation, Rust Remedial Services, Inc., Enclean Environmental Services Group, Inc., Rust Environmental Inc., and Rust International, Inc.

                 10(b) Amendment No. 1 dated as of October 16, 1995 to the Revolving Credit Agreement dated as of May 31, 1995 among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America Illinois, as Issuing and Paying Agent and Co-Agent

                 11       Statement Re Computation of Per Share Earnings

                 15       Letter Re Unaudited Financial Information

                 27       Financial Data Schedule

      (b)   Reports on Form 8-K.

                 No reports on form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            OHM CORPORATION


Date:    November 14, 1995             By  /s/     JAMES L. KIRK
                                           -----------------------------
                                           James L. Kirk
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


Date:    November 14, 1995             By  /s/    Harold W. Ingalls
                                           -----------------------------
                                           Harold W. Ingalls
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:    November 14, 1995             By  /s/     KRIS E. HANSEL
                                           -----------------------------
                                           Kris E. Hansel
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit         Exhibit
Number          Description
-------         -----------
10(a)           Amendment No. 2 dated July 27, 1995 to Agreement and Plan of
                Reorganization dated December 5, 1994 by and among OHM
                Corporation, Rust Remedial Services, Inc., Enclean Environmental
                Services Group, Inc., Rust Environmental Inc., and Rust
                International, Inc.

10(b)           Amendment No. 1 dated as of October 16, 1995 to the Revolving
                Credit Agreement dated as of May 31, 1995 among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America
                Illinois, as Issuing and Paying Agent and Co-Agent

11              Statement Re Computation of Per Share Earnings

15              Letter Re Unaudited Financial Information

27              Financial Data Schedule