Form 10-K405
period 1995-12-31
OHM CORP
filed 1996-03-29
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _________________________

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________________ to _________________

                         Commission file number  1-9654

                                OHM CORPORATION
             (Exact name of registrant as specified in its charter)

                        Ohio                                                    34-1503050
              (State of Incorporation)                            (I.R.S. Employer Identification Number)

       16406 U.S. Route 224 East, Findlay, OH                                      45840
      (Address of principal executive offices)                                  (Zip Code)

     Registrant's telephone number, including area code:    (419) 423-3529

Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                              Name of each exchange on which registered
                -------------------                              -----------------------------------------

           Common Stock, $0.10 par value                                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

           8% Convertible Subordinated Debentures due October 1, 2006
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 1996, was $193,706,203.

The number of shares of common stock outstanding on March 15, 1996, was 26,718,097 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 9, 1996 are incorporated by reference into Part III.

OHM CORPORATION
1995 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
--------------------------------------------------------------------------------------------------------------
ITEM 1.  Business                                                                                            1
ITEM 2.  Properties                                                                                         10
ITEM 3.  Legal Proceedings                                                                                  10
ITEM 4.  Submission of Matters to a Vote of Security Holders                                                11

EXECUTIVE OFFICERS OF THE REGISTRANT                                                                        11

PART II
--------------------------------------------------------------------------------------------------------------
ITEM 5.  Market for the Registrant's Common Stock and Related Shareholder Matters                           14
ITEM 6.  Selected Financial Data                                                                            15
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations              16
ITEM 8.  Financial Statements and Supplementary Data                                                        23
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures              40

PART III
--------------------------------------------------------------------------------------------------------------
ITEM 10.  Directors and Executive Officers of the Registrant                                                41
ITEM 11.  Executive Compensation                                                                            41
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                                    41
ITEM 13.  Certain Relationships and Related Transactions                                                    41

PART IV
--------------------------------------------------------------------------------------------------------------
ITEM 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                                    41


SIGNATURES                                                                                                  47

PART I
--------------------------------------------------------------------------------
ITEM 1.  BUSINESS
--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

         OHM Corporation, an Ohio corporation, and its predecessors (the "Company"), is one of the largest providers of technology-based, on- site hazardous waste remediation services in the United States. The Company has been in the environmental services business since 1969. The Company has successfully completed approximately 30,000 projects involving contaminated groundwater, soil and facilities.

         The Company provides a wide range of environmental services, primarily to government agencies and to large chemical, petroleum, transportation and industrial companies. The Company has worked for the United States Environmental Protection Agency ("EPA"), the Department of Defense ("DOD") (including the U.S. Army Corps of Engineers ("USACE") and the U.S. Departments of the Air Force, Army and Navy), the Department of Energy ("DOE"), a number of state and local governments and a majority of the Fortune 100 industrial and service companies. In addition to its technology-based, on-site remediation services, the Company also offers a broad range of other services, including site assessment, engineering, remedial design and analytical testing. Service is provided through 30 regional offices, one fixed laboratory at its headquarters in Findlay, Ohio, eight mobile laboratories, and more than 3,000 pieces of mobile treatment and related field equipment.

         Since the disposition by the Company in early 1993 of its interest in OHM Resource Recovery Corp., the operator of a hazardous waste treatment and disposal facility, the Company does not own or operate any hazardous waste disposal sites or other off-site waste treatment or disposal facilities. The Company generally coordinates through licensed subcontractors the transportation and disposal of any hazardous waste which is not remediated on-site.

         Pursuant to the terms and conditions of an Agreement and Plan of Reorganization, the Company acquired, on May 30, 1995, through its wholly-owned subsidiary, OHM Remediation Services Corp. ("OHMR"), substantially all of the assets and certain liabilities of the environmental remediation services business of Rust International Inc. ("Rust"), a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). To accomplish the acquisition, Rust transferred prior to the consummation of the transaction certain specified assets and liabilities relating to its environmental remediation services business to a wholly-owned subsidiary of Rust. The subsidiary was then merged into OHMR and the subsidiary's common stock held by Rust was converted into 9,668,000 shares of common stock, par value $0.10 per share ("Common Stock"), of the Company (the "Acquisition").

         In connection with the Acquisition, the Company and WMX entered into a Guarantee Agreement whereby in exchange for a warrant exercisable for five years, to purchase 700,000 shares of Common Stock at a price per share of $15.00, WMX agreed, until May 30, 2000, to guarantee indebtedness of the Company in an amount not to exceed $62,000,000 which will increase proportionately up to $75,000,000 upon issuance of shares under the warrants. In addition, the Company entered into a Standstill and Non-competition Agreement (the "Standstill Agreement") with WMX and its affiliates. As contemplated by the Standstill Agreement, three designees of WMX were elected to the Board of Directors of the Company.

         The Company also has an approximately 40% interest in NSC, a provider of asbestos abatement services.

OHM'S ENVIRONMENTAL REMEDIATION SERVICES

         The Company assists its clients by providing comprehensive on-site treatment of toxic materials and hazardous wastes. By applying a broad range of biological, chemical, physical, soil vapor extraction and thermal treatment technologies, the Company performs on-site treatment and remediation services for the control, detoxification, decontamination, and volume reduction of hazardous and toxic material. Accordingly, the Company has designed a wide range of modular mobile treatment equipment, which can be used on-site, either independently or in a system, for removing, detoxifying, reducing the volume of, or stabilizing contaminants. This equipment includes thermal destruction units, dewatering presses, filters, separators, ion exchangers, stripping systems and mobile process equipment which apply various physical, chemical and biological technologies to remediate contaminants. Since 1970, the Company has completed over 30,000 projects throughout the United

States, cleaning up hazardous wastes, removing toxic chemicals from groundwater and cleaning facilities of contaminants.

         The Company endeavors to offer clients an increasingly broad array of on-site treatment services, either on a planned or emergency basis, from its 30 regional offices located throughout the country. On-site environmental remediation services provided by the Company include:

         * Treatment, stabilization or removal of contaminants;

         * Decontamination of industrial facilities;

         * Assessment, characterization and treatment of contaminated soil and/or groundwater;

         * Surface impoundment restoration, including volume reduction, stabilization and closure of contaminated lagoons;

         * Management of underground and above ground storage tanks;

         * Design, engineering, fabrication, installation and operation of on-site treatment equipment; and

         * Emergency response to virtually any kind of industrial or transportation-related accident involving hazardous waste or materials.

         The Company undertakes these projects on both a planned basis, which is scheduled in advance, and an emergency basis, which is performed in direct response to spills, fires and industrial accidents. The Company places its emphasis upon planned work because of its more predictable resource requirements, and because of its larger potential market. In 1995, planned projects accounted for approximately 98% of the Company's revenue.

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

         The Company has significant experience in the commercialization and practical field application of new and existing technologies for the treatment of hazardous wastes, with emphasis on the further development and application of existing technologies. To provide direct support for its efforts to place innovative technology in the field, in 1973, the Company built its own equipment fabrication facility; in 1978, the Company built a laboratory dedicated to developing commercial applications of biological treatment of hazardous wastes; and in 1993, the Company built a treatability laboratory to support testing and enhancement of a broad range of innovative technology applications. In 1986, the Company formally organized its technology application efforts through the creation of its Technology Assessment and Commercialization ("TAC") group. The TAC group studies emerging technologies in the laboratory and, through pilot scale studies, provides scientific and engineering support for full-scale commercial remediation. The Company also provides technology development services under contract to its clients.

         The following represent the principal technologies used by the Company for remediation projects:

         * BIOLOGICAL REMEDIATION: The Company's biological treatability laboratory designs and tests bioremediation techniques for treating hazardous waste. Biological treatment technologies generally utilize enhanced microbiological activity to decompose and detoxify contaminants, often using a site's natural flora to remediate a problem. The Company's biological laboratories can "feed" the microorganisms, that destroy the pollutant, so that they grow at a faster rate than would occur in nature. The Company has developed considerable expertise in transferring innovative bioremediation techniques from the laboratory to the field, having performed more than 100 full-scale bioremediation projects since 1976, and is considered one of the country's most experienced providers of this emerging technology. The Company utilizes the following biological treatment technologies:

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

         * CHEMICAL TREATMENT: The Company's mobile chemical treatment equipment utilizes the following technologies:

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

              Ultraviolet Treatment -- use of ultraviolet light to kill pathogens and weaken strong bonds associated with some organic chemicals.

         * PHYSICAL TREATMENT: The Company's physical treatment technologies generally involve removal of contaminants through osmosis, settlement or filtration. The Company's mobile physical treatment equipment utilizes the following technologies:

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

         * SOIL VAPOR EXTRACTION AND SOIL FLUSHING: The Company has applied several innovative technologies, known generally as soil vapor extraction and soil flushing, based on a patent granted in 1984 for a portable method of soil decontamination above or below the groundwater table. The technologies generally involve the use of a system of pressurized injection and vacuum extraction wells to induce a pressure gradient and a fluid flow to extract contaminants and treat them in-situ or in an aboveground system. The technologies can be used to remove contaminants in soils and groundwater, in-situ or ex-situ, and can be combined with bioremediation to treat mixtures of volatile and non-volatile contaminants.

         * THERMAL TREATMENT: The Company's thermal treatment technologies include infrared incineration, rotary kiln technology and thermal desorption. Infrared incineration uses electric powered resistance heaters as a source of radiant heat for removal and destruction of hazardous organic contaminants. Rotary kiln incineration is the traditional incineration process for destroying organic hazardous waste constituents in a refractory lined rotating kiln. Thermal desorption is a thermal treatment technology which uses heat to remove volatile compounds from a waste without oxidation of the compounds. The Company has established a thermal treatment engineering group to assess, develop and commercialize thermal technologies for on-site remediation. The Company provides thermal treatment services through seven thermal treatment units which can be moved directly onto a project site involving PCBs or other toxic organics. The Company has successfully completed eleven large-scale on-site thermal treatment projects.

FOCUS ON LARGER PROJECTS AND GOVERNMENT CONTRACTS

         Recently, the Company has pursued larger projects and term contracts as a method to achieve more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. Historically, the Company relied most heavily on private sector remediation projects in the Northeast and Midwest that typically involved planned cleanups of sites that were contaminated in the normal course of manufacturing activity and emergency cleanups of oil or chemical spills. Contract values typically were less than $1 million in size and less than one year in duration. The Company now targets more complex, multi-million dollar, multi-year private sector and government site-specific and term contracts. As a result of its shift in project focus, since the beginning of 1991 the Company has been awarded a large number of multi-million dollar government term contracts which, in some cases, may require several years to complete. Although the Company still performs private sector remediation projects, the Company currently derives a majority of its revenue from government term contracts and these larger projects. Larger site-specific projects impose heightened risks of loss in the event that actual costs are higher than those estimated at the time of bid due to unanticipated problems, inefficient project management, or disputes over the terms and specifications of the contracted performance.

         Since the beginning of 1991, the Company has been awarded 28 government term contracts, and several large projects, including those acquired by the Company in connection with the Acquisition, with potential values ranging from $10 million to $250 million and terms ranging from one to ten years. Such government term contracts typically are performed by completing remediation work under delivery orders, issued by the contracting government entity, for a large number of small-to-medium-sized projects throughout the geographic area covered by the contract. Such government term contracts do not represent commitments with respect to the amount, if any, that will actually be expended pursuant to such contracts, may generally be canceled, delayed or modified at the sole option of the government, and are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts; therefore, no assurance can be provided that such amounts, if any, will be actually spent on any projects, or of the timing thereof.

         For the fiscal year ended December 31, 1995, 76% of the Company's revenue was derived from federal, state and local government contracts. The Company expects that the percentage of its revenue attributable to such government clients will continue to represent a significant portion of its revenue. In addition to its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include substantial civil and criminal fines and penalties. As a result of its government contracting business, the Company is, has been and may in the future be subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could also result in the Company's suspension or debarment from future government contracts for a significant period of time. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or the Company's suspension or debarment, could have a material adverse effect on the Company's business, particularly in light of the increasing importance to the Company of work for various government agencies. See "Legal Proceedings."

ENVIRONMENTAL CONTRACTOR RISKS

         Although the Company believes that it generally benefits from increased environmental regulations, and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company. The assessment, remediation, analysis, handling and management of hazardous or radioactive substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violation of environmental laws and regulations, and liabilities to customers and to third parties, including governmental agencies, for damages arising from performing services for clients, which could have a material adverse effect on the Company.

         Potential Liabilities Arising Out of Environmental Laws and Regulations. All facets of the Company's business are conducted in the context of a developing and changing statutory and regulatory framework. The Company's operations and services are affected by and subject to regulation by a number of federal agencies, including the EPA, the Occupational Safety and Health Administration ("OSHA"), and in limited occasions, the Nuclear Regulatory Commission, as well as applicable state and local regulatory agencies. For a description of certain applicable laws and regulations, see "Regulation."

         Potential Liabilities Involving Clients and Third Parties. In performing services for its clients, the Company could potentially be liable for breach of contract, personal injury, property damage and negligence, including claims for lack of timely performance and/or for failure to deliver the service promised (including improper or negligent performance or design, failure to meet specifications and breaches of express or implied warranties). The damages available to a client, should it prevail in its claims, are potentially large and could include consequential damages.

         Environmental contractors, in connection with work performed for clients, also potentially face liabilities to third parties from various claims, including claims for property damage or personal injury stemming from a release of hazardous substances or otherwise. Claims for damage to third parties could arise in a number of ways, including through a sudden and accidental release or discharge of contaminants or pollutants during the performance of services, through the inability--despite reasonable care--of a remedial plan to contain or correct an ongoing seepage or release of pollutants, through the inadvertent exacerbation of an existing contamination problem, or through reliance on reports prepared by the Company. Personal injury claims could arise contemporaneously with performance of the work or long after completion of the project as a result of alleged exposure to toxic substances. In addition, increasing numbers of claimants assert that companies performing environmental remediation should be held strictly liable (i.e., liable for damages regardless of whether its services were performed using reasonable care) on the grounds that such services involved "abnormally dangerous activities."

         Clients frequently attempt to shift various liabilities arising out of remediation of their own environmental problems to contractors through contractual indemnities. Such provisions seek to require the Company to assume liabilities for damage or injury to third parties and property and for environmental fines and penalties. The Company has adopted risk management policies designed to address these problems, but cannot assure their adequacy. In addition, the Company generally coordinates through subcontractors the transportation of any hazardous waste which is not remediated on-site to a licensed hazardous waste disposal or incineration facility.

         Moreover, during the past several years, the EPA and other governmental agencies have constricted significantly the circumstances under which they will indemnify contractors against liabilities incurred in connection with remediation projects undertaken by contractors under contract with such governmental agencies.

DEPENDENCE ON ENVIRONMENTAL REGULATION

         Much of the Company's business is generated either directly or indirectly as a result of federal and state laws, regulations and programs related to environmental issues. Accordingly, a reduction in the number or scope of these laws, regulations and programs, or changes in government policies regarding the funding, implementation or enforcement of such laws, regulations and programs, could have a material adverse effect on the Company's business. See "Regulation."


MARKETS AND CUSTOMERS
--------------------------------------------------------------------------------

         The Company provides its services to a broad base of clients in both the private and government sectors. Its private sector clients include large chemical, petroleum, manufacturing, transportation, real estate, electronics, automotive, aerospace and other industrial companies, as well as engineering and consulting firms. The Company has worked for a majority of the Fortune 100 industrial companies. Historically, the majority of the Company's private sector revenue was derived from projects with values typically less than $1 million in size and less than one year in duration. Revenue from industrial clients for 1995 was $108.9 million and constituted 24% of the Company's revenue.

         In the government sector, the market for the Company's services primarily consists of federal government agencies. The Company has been a prime contractor to the EPA since 1984 under Emergency Response Cleanup Services ("ERCS") contracts administered under the Superfund Removal Program. In addition, through site specific and term contracts, the Company provides its services to the DOD, including USACE, the U.S. Departments of the Navy, Air Force and Army, at DOE facilities and to state and local governments. Revenue from government agencies in 1995 aggregated $349 million and accounted for 76% of revenue, of which the Department of the Navy and the USACE accounted for approximately $154.2 million or 34% and $95.9 million or 21% of revenue, respectively.


SEASONALITY AND FLUCTUATION IN QUARTERLY RESULTS
--------------------------------------------------------------------------------

         The timing of the Company's revenue is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenue is also affected by the timing of its clients' planned remediation activities which generally increase during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year has historically been lower than for the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenue for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or interim results should not be considered indicative of results to be expected for any quarter or for the full year.

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

INSURANCE
--------------------------------------------------------------------------------

         The Company's liability insurance program in effect from November 1, 1995 through October 31, 1996 includes primary commercial general liability coverage in the amount of $1,000,000 per occurrence/$2,000,000 aggregate; primary automobile liability coverage in the amount of $1,000,000 combined single limit each occurrence; workers' compensation as statutorily required and employer's liability coverage in the amount of $1,000,000. These three primary programs have deductibles equal to $1,000,000 per occurrence for the general liability coverage; $500,000 per occurrence for the automobile liability; a retention of $500,000 per occurrence for workers' compensation and a deductible of $500,000 per occurrence for employer's liability. Certain states do not permit workers' compensation policies with deductibles, therefore, in those certain states, the Company's wholly-owned insurance captive reinsures such policies and indemnifies the insurance carrier against all losses and costs of defense up to a self-insured retention of $500,000 per occurrence. Prior to November 1, 1994, these primary liability programs were provided on similar terms with the deductible portions being fully reinsured through the Company's wholly owned insurance captive (except for the workers' compensation policy with a self-insured retention $500,000 per occurrence). The Company supports the indemnity commitment of the Company's wholly owned insurance captive with letters of credit provided under the Company's Revolving Credit Facility. The Company has issued $8,030,000 in letters of credit to support the Company's wholly owned insurance captive's existing or anticipated obligations to indemnify the insurance carrier, which amount is adjusted from time to time. From a risk management perspective, the deductible amounts under the Company's primary insurance policies and all policies reinsured by the Company's wholly owned insurance captive are, in effect, self-insurance. In addition to these primary insurance coverages, the Company has $50,000,000 of excess liability policies insuring claims in excess of the primary limits described above. The Company also has other insurance policies with various self-insured retentions, including property coverage with a blanket limit of $120,000,000; consultants' environmental liability coverage in the amount of $20,000,000 per claim and in the aggregate, which amounts include environmental impairment liability coverage with respect to the Company's fixed base laboratory facility.

         Although the Company believes its insurance program to be appropriate for the management of its risks, its insurance policies may not fully cover risks arising from the Company's operations. The exclusion of certain pollution and other liabilities from some insurance policies, or losses in excess of the coverage, may cause all or a portion of one or more losses not to be covered by such insurance. Further, the cost and limited availability of insurance have resulted in the Company's use of deductible programs and self-insurance through its wholly owned insurance captive, thus exposing the Company to additional liabilities.

EMPLOYEES
--------------------------------------------------------------------------------

         The Company had approximately 3,000 employees at December 31, 1995. The Company is not party to collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

PATENTS
--------------------------------------------------------------------------------

         The Company currently owns two patents covering certain design features of equipment employed in its on-site remediation business. The first relates to a filtration system developed and used by the Company to remove pollutants from flowing creeks and streams and the second, known as a Portable Method for Decontaminating Earth, relates to a decontamination system used by the Company to remove contaminants from the soil through a process, commonly known as soil vapor extraction. The Company utilizes X*TRAX(R) and LT*X(R) to perform thermal desorption services. The X*TRAX(R) and LT*X(R) systems are waste treatment processes that thermally separate organic contaminants from soils or solids with subsequent treatment of the organic vapor stream. Although the Company considers its patents to be important, they are not a material factor in its business.

REGULATION
--------------------------------------------------------------------------------

         The environmental services business, including the remediation services segment of the industry, has benefited from extensive federal and state regulation of environmental matters. On the other hand, the Company's environmental services are also subject to extensive federal and state legislation as well as regulation by the EPA, the OSHA and applicable state and local regulatory agencies. All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework and an aggressive enforcement and regulatory posture. The full impact of these laws and regulations, and the enforcement thereof, on the Company's business is difficult to predict, principally due to the complexity of the relatively new legislation, new and changing regulations, and the impact of political and economic pressures. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") addresses cleanup of sites at which there has been a release or threatened release of hazardous substances or contaminants, including certain radioactive substances, into the environment. CERCLA assigns liability for costs of cleanup of such sites and for damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were disposed of; and to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport for disposal or treatment of hazardous substances owned or possessed by such person for disposal or treatment by others; and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites selected by such persons from which there is a release or threatened release of hazardous substances. CERCLA authorizes the federal government both to clean up these sites itself and to order persons responsible for the situation to do so. In addition, under the authority of Superfund and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. CERCLA created the Superfund to be used by the federal government to pay for the cleanup efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the "potentially responsible parties." CERCLA imposes strict, joint and several retroactive liability upon such parties. Increasingly, there are efforts to expand the reach of CERCLA to make environmental contractors responsible for cleanup costs by claiming that environmental contractors are owners or operators of hazardous waste facilities or that they arranged for treatment, transportation or disposal of hazardous substances. Several recent court decisions have accepted these claims. Should the Company be held responsible under CERCLA for damages caused while performing services or otherwise, it may be forced to bear such liability by itself, notwithstanding the potential availability of contribution or indemnity from other parties.

         Certain taxing authority under CERCLA expired December 31, 1995. A portion of the taxing authority under CERCLA was extended to September 1996. Congress is currently considering legislation that could extend CERCLA's taxing authority into the 1997 fiscal year. The Company cannot predict the impact upon the Company of the failure, to-date, of Congress to reauthorize CERCLA, or of the many legislative and regulatory changes currently proposed. Delays in the reauthorization of CERCLA may adversely impact the environmental industry in which the Company participates. Failure of Congress to reauthorize CERCLA, or substantial changes in or uncertainty concerning the detail of the legislation, such as proposed changes to CERCLA's liability provisions, cleanup standards and remedy selection, including, but not limited to, proposed changes that would alter CERCLA's preference for permanent treatment remedies such as incineration in favor of confinement and containment, may result in project delays and/or the failure of clients to initiate or proceed with projects. Additionally, reductions in current and future environmental restoration budgets may adversely affect future government contracting opportunities and funding of the Company's backlog. The Company believes that it generally has benefitted from increased environmental regulations affecting business, and from more stringent enforcement of those regulations. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and customers' views on the cost effectiveness of remedies available under the changed regulations.

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

         The Company, through its on-site treatment capabilities and the use of subcontractors, attempts to minimize its transportation of hazardous substances and wastes. However, there are occasions, especially in connection with its emergency response activities, when the Company does transport hazardous substances and wastes. Such transportation activities are closely regulated by the United States Department of Transportation, the Interstate Commerce Commission, and transportation regulatory bodies in each state. The applicable regulations include licensing requirements, truck safety requirements, weight limitations and, in some areas, rate limitations and operating conditions.

BACKLOG AND POTENTIAL VALUE OF TERM CONTRACTS
--------------------------------------------------------------------------------

         The following table lists at the dates indicated (i) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):

                                                                   December 31,
                                                      --------------------------------------
                                                         1995          1994          1993
                                                      -----------   -----------   ----------
    Backlog . . . . . . . . . . . . . . . . . . .      $  445,000    $  255,000    $ 201,000
    Term contracts  . . . . . . . . . . . . . . .       1,531,000     1,498,000      652,000
                                                        ---------     ---------    ---------
         Total contract backlog . . . . . . . . .      $1,976,000    $1,753,000    $ 853,000
                                                       ==========    ==========    =========

         Backlog. The Company received more new contract awards from clients and delivery orders issued under the Company's term contracts during 1995 than were recorded as revenue, which resulted in the increase in backlog at December 31, 1995. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company has not historically experienced any material contract terminations and generally experiences favorable changes in contract scope. The Company estimates that approximately 80% of the backlog at December 31, 1995 will be realized within the next year.

         Term Contracts.   Term contracts typically are performed by completing
remediation work under delivery orders, issued by the contracting government entity, for a large number of small-to-medium-sized projects throughout the geographic area covered by the contract. The Company's government term contracts generally may be canceled, delayed or modified at the sole option of the government, and typically are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts, but there is no assurance that such amounts, if any, will be actually spent on any projects, or of the timing thereof.

EQUITY INVESTMENT
--------------------------------------------------------------------------------

         NSC Corporation ("NSC"). NSC is a leading provider of asbestos abatement services to a broad range of commercial and industrial clients and government agencies throughout the United States. In May 1993, the Company's investment in NSC was reduced from 70% to 40% as a result of NSC's purchase of the asbestos abatement division of The Brand Companies, Inc. ("Brand") in exchange for its industrial cleaning and maintenance business and the issuance of 4,010,000 shares of NSC common stock. The Company accounts for NSC on the equity method. Rust owns another 40% of NSC, and the remaining 20% is publicly held.

         NSC provides services to abate, primarily through removal, the hazards associated with asbestos insulation and materials containing asbestos in large commercial and public buildings, and in connection with large industrial facility decontamination and decommissioning projects. An asbestos abatement program is focused on meeting the needs of the building owner or operator to properly manage the financial, regulatory and health-related risks associated with an asbestos program. NSC's removal services are a coordination of several processes: bidding and contracting, project management, health and safety programs and the actual asbestos removal. NSC also provides fireproofing services following the removal of asbestos from buildings.

         Although some of NSC's contracts are directly entered into with its clients without a formal bidding process, NSC receives a significant portion of its asbestos abatement contracts through a bidding process. Substantially all of NSC's projects are contracted on a fixed price basis, while the remainder are contracted either on a time and materials or a unit price basis. NSC workers remove asbestos in accordance with applicable EPA and OSHA regulations and applicable state and local regulations.

         The market for asbestos abatement services is highly competitive. NSC competes with large asbestos abatement firms, several of which provide services on a regional basis. NSC also competes, to a lesser extent, with smaller local and regional firms. Competitive factors in the commercial asbestos abatement industry include experience and reputation, the ability to offer safe and high quality services at competitive prices, and access to significant financial resources, including adequate insurance and bonding capability.

         NSC's Board of Directors declared and NSC paid a cash dividend of $602,000 to the Company for each of the years ended December 31, 1995 and 1994. While NSC's Board of Directors has not established a policy concerning payment of regular dividends, it has stated its intention to review annually the feasibility of declaring additional dividends depending upon the results of NSC's operations and the financial condition and cash needs of NSC.

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

         The Company currently owns property in five states and leases property in 23 states and the District of Columbia. The property owned by the Company includes approximately 26 acres in Findlay, Ohio, upon which are located the Company's 31,200 square foot corporate headquarters, a 39,600 square foot laboratory and technical facility, a 20,000 square foot support services facility, as well as its fabrication, maintenance and remediation service center and training facilities. The Company also owns remediation service centers in Covington, Georgia (approximately ten acres of land and an 8,200 square foot building), Clermont, Florida (approximately five acres of land and a 6,500 square foot building) and Baton Rouge, Louisiana (approximately ten acres of land and a 52,500 square foot building).

         The Company operates other offices and remediation service centers in the following states: California, Colorado, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Iowa, Massachusetts, Minnesota, Missouri, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Virginia and Washington. All of these offices and service center facilities are leased. Under these leases, the Company is required to pay base rentals, real estate taxes, utilities and other operating expenses. Annual rental payments for the remediation service centers and office properties are approximately $3,700,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         The Company's accounts receivable at December 31, 1995 include a claim receivable aggregating approximately $25,833,000 in direct and other costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct and other costs to date for activities which the Company's management believed exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and Oxy USA, Inc. ("Oxy") as well as differing site conditions. In addition, at December 31, 1995, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, Citgo filed an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgment action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000.
The Company believes that such assertion of damages is totally without merit since the contract expressly provides that Citgo's sole remedy for production shortfalls by the Company are liquidated damages not to exceed $500,000. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications. Additionally, in July 1995, the Company also filed a third party complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

         During the fourth quarter of 1994, the Company recorded a $25,000,000 pre-tax charge, $15,000,000 after-tax or $0.96 per share, to establish a reserve for accounts receivable, primarily where such accounts are in litigation. Management believes that it has established adequate reserves should the resolution of such accounts receivable be lower than the amounts recorded and such resolution should not have a material adverse impact upon the Company's consolidated results of future operations or financial condition.
See "Note 15 to the Consolidated Financial Statements."

         The Company was named in April 1994 as one of 33 third party defendants in a case titled UNITED STATES OF AMERICA V. AMERICAN CYANAMID COMPANY, INC., ET AL., pending in the United States District Court for the Southern District of West Virginia. This litigation (the "Cost Recovery Litigation") arises out of claims made against several potentially responsible parties ("PRPs") by the EPA for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site ("Fike") in Nitro, West Virginia (the "Site"). The Company was retained as a response action contractor for the site under contracts with the USACE and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of allegedly negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks to recover clean-up costs from the Company and the other third party defendants. The Company has submitted claims for indemnification related to the lawsuit under its contract with the USACE and the EPA, has notified its contractors pollution liability insurance carrier and has impleaded the United States. The PRP's also filed a suit against the Company on behalf of the United States under the QUI TAM provisions of the False Claims Act (the "QUI TAM suit") and caused the United States to conduct an investigation of the accuracy of the Company's billings to the EPA. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company and will not intervene in the QUI TAM suit. The Company has reached an agreement in principle disposing of any civil liability relating to the QUI TAM suit and the government investigation with respect to Fike. The Company has also reached an agreement in principle disposing of the Cost Recovery Litigation without any costs to the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The executive officers of the Company are listed below:

               Name               Age                       Positions
               ----               ---                       ---------
         James L. Kirk            46       Chairman of the Board, President and Chief Executive Officer

         Joseph R. Kirk           44       Executive Vice President and a Director

         Pamela K.M. Beall        39       Vice President, Treasurer and Assistant Secretary

         Robert J. Blackwell      39       Vice President, Marketing and Strategic Planning

         Fred H. Halvorsen        54       Vice President, Health and Safety

         Kris E. Hansel           38       Vice President and Controller

         Harold W. Ingalls        48       Vice President and Chief Financial Officer

         Phillip V. Petrocelli    37       Vice President, Western Operations

         John J. Ray III          37       Vice President, General Counsel and Secretary

         Philip O. Strawbridge    41       Vice President, Chief Administrative Officer

         Michael A. Szomjassy     45       Vice President, Eastern Operations
-----------------------------------------------------------------------------------------

James L. Kirk - Chairman of the Board, President and Chief Executive Officer. Mr. Kirk was elected President and Chief Executive Officer of the Company in July 1986, and was elected Chairman of the Board in January 1987. Mr. Kirk has been Chairman of the Board and Chief Executive Officer of OHMR since April 1985. Mr. Kirk is a founder of OHMR and has served in various capacities as an officer and director of OHMR.

Joseph R. Kirk - Executive Vice President and Director. Mr. Kirk assumed his current position in July 1986 and previously served as Vice Chairman of OHMR. He is a founder of OHMR and has served in various capacities as an officer and director of OHMR.

Pamela K.M. Beall - Vice President, Treasurer and Assistant Secretary. Ms. Beall joined the Company in June 1985 as Director of Finance of OHMR, became Treasurer and Assistant Secretary of OHMR in September 1985, and became Treasurer and Assistant Secretary of the Company in January 1986. Ms. Beall assumed her current position in August 1994. Prior to joining the Company, Ms. Beall was General Manager, Treasury Services for USX Corporation and previous to that with Marathon Oil Company.

Robert J. Blackwell - Vice President, Marketing and Strategic Planning. Mr. Blackwell joined the Company in July 1993 as Vice President, Government Business Development of OHMR, and has served as Senior Vice President, Marketing of OHMR since October 1995. Prior to joining the Company, Mr. Blackwell was Vice President for Federal Marketing and Legislative Affairs, from January 1993 to July 1993, and Director of Marketing and Federal Relations, from January 1989 to December 1992, of Ebasco Services Incorporated. Mr. Blackwell also serves as a director of NSC.

Fred H. Halvorsen - Vice President, Health and Safety. Dr. Halvorsen joined the Company in July 1984 as Director of Health and Safety of OHMR and assumed his current position in May 1987.

Kris E. Hansel - Vice President and Controller. Mr. Hansel joined the Company as General Accounting Manager in November 1988 of OHMR, became Assistant Controller in October 1991 of the Company, and became Controller in October 1992. Mr. Hansel assumed his current position in August 1994. Prior to joining the Company, Mr. Hansel was General Accounting Manager of WearEver-ProctorSilex, Inc.

Harold W. Ingalls - Vice President and Chief Financial Officer. Mr. Ingalls joined the Company in April 1995. Prior to joining the Company, Mr. Ingalls was Vice President of Rust International, Inc. from January 1993 to March 1995 and Chief Financial Officer and Treasurer of Rust from November 1993 to March 1995. Prior to 1993, Mr. Ingalls served in various capacities with WMX and its affiliates. Effective April 1, 1996, Mr. Ingalls will resign as an officer of the Company.

Phillip V. Petrocelli - Vice President, Western Operations. Mr. Petrocelli joined the Company in August 1993 as Vice President, Western Region of OHMR, and since October 1995 has served as Senior Vice President, Western Operations of OHMR. Mr. Petrocelli assumed his current position with the Company in May 1995. Prior to joining the Company, Mr. Petrocelli was Regional Director and previous to that was Acting Vice President - Analytical Labs, with IT Corporation.

John J. Ray III - Vice President, General Counsel and Secretary. Mr. Ray joined the Company in November 1995. Prior to joining the Company, Mr. Ray was Group Vice President and General Counsel of Waste Management, Inc., a subsidiary of WMX, from September 1991 to October 1995. Mr. Ray is also a director of NSC.

Philip O. Strawbridge - Vice President, Chief Administrative Officer. Mr. Strawbridge joined the Company in February 1996. Prior to joining the Company, Mr. Strawbridge was Senior Director of Government Contracts and Compliance with Fluor Daniel, Inc.

Michael A. Szomjassy - Vice President, Eastern Operations. Mr. Szomjassy joined the Company in November 1989 as Vice President, Southeast Region of OHMR and since October 1995 has served as Senior Vice President, Eastern Operations of OHMR. Prior to joining OHM, Mr. Szomjassy was Regional Manager, Remediation Services of Ebasco Services, Inc.

PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS
--------------------------------------------------------------------------------

         The Company's common stock is traded on The New York Stock Exchange under the symbol "OHM." The table sets forth by quarter, for the last two fiscal years, the high and low sales prices of the Company's common stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition):

                                                           Market Price
                                                 ----------------------------------
         1995                                        High                  Low
         ----                                        ----                  ---
         First                                       10  1/8                6  7/8
         Second                                      12  1/8               10  1/8
         Third                                       14  3/8                8  3/4
         Fourth                                       9                     7  1/8

         1994
         ----
         First                                       17  1/4               11  3/8
         Second                                      18  1/2               10  5/8
         Third                                       13  1/2               11
         Fourth                                      11  3/8                6  7/8


NOTE:

(1) As of December 31, 1995, the Company has approximately 975 shareholders of record.

(2) The Company has not declared any cash dividends on its common stock and has bank covenants that restrict the amount of cash dividends that can be paid in the future. See "Note 7 to the Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(a) The Five Year Summary of Results of Operations for each of the five years ended December 31 is set forth below:

                                                                 Years Ended December 31,
                                          --------------------------------------------------------------------
                                              1995          1994          1993          1992          1991
                                              ----          ----          ----          ----          ----
                                                         (In Thousands, Except Per Share Data)
Revenue                                    $ 457,925     $ 323,381     $ 242,401     $ 221,370     $ 189,137
  Cost of services                           393,149       296,159       202,341       185,707       163,540
                                           ---------     ---------      --------      --------      --------
Gross Profit                                  64,776        27,222        40,060        35,663        25,597
  Selling, general and
    administrative expenses                   45,223        32,281        27,110        30,845        25,204
                                           ---------     ---------      --------      --------      --------
Operating Income (Loss)                       19,553        (5,059)       12,950         4,818           393
                                           ---------     ---------      --------      --------      --------
Other (Income) Expenses:
  Investment income                             (849)          (28)          (28)          (31)          (30)
  Interest expense                            10,413         9,177         7,748         7,106         7,423
  Equity in net (earnings) loss of
    affiliates' continuing operations           (287)       (1,032)       (1,600)        1,121         2,443
  Miscellaneous (income) expense                 (72)          898           341           966           789
                                           ---------     ---------      --------      --------      --------
                                               9,205         9,015         6,461         9,162        10,625
Income (Loss) From Continuing
Operations  Before Income Taxes (Benefit)     10,348       (14,074)        6,489        (4,344)      (10,232)
  Income taxes (benefit)                       3,541        (6,458)        2,082        (1,230)       (3,369)
                                           ---------     ---------      --------      --------      --------
Income (Loss) From Continuing Operations       6,807        (7,616)        4,407        (3,114)       (6,863)
Discontinued Operations of Affiliate,
Net of Income Taxes (Benefit):
  Income from operations                          --            --            --           122            --
  Provision for loss on disposition               --            --            --          (420)           --
                                           ---------     ---------      --------      --------      --------
Income (Loss) Before Cumulative
Effect of Accounting Change                    6,807        (7,616)        4,407        (3,412)       (6,863)
  Cumulative effect of accounting change          --            --            --          (857)           --
                                         ------------------------- -------------  ------------ -------------
Net Income (Loss)                         $    6,807     $  (7,616)    $   4,407    $   (4,269)   $   (6,863)
                                          ==========     =========     =========    ==========    ==========
Net Income (Loss) Per Share:
  Continuing operations                  $      0.30    $    (0.49)   $     0.35   $     (0.26)  $     (0.57)
  Discontinued operations:
    From operations                               --            --            --          0.01            --
    From disposition                              --            --            --         (0.03)           --
                                           ---------     ---------      --------      --------      --------
Income (Loss) Per Share Before Effect
of Cumulative Accounting Change                 0.30         (0.49)         0.35         (0.28)        (0.57)
  Cumulative effect of accounting change          --            --            --         (0.07)           --
                                           ---------     ---------      --------      --------      --------
Net Income (Loss) Per Share              $      0.30    $    (0.49)   $     0.35   $     (0.35)   $    (0.57)
                                         ===========    ==========    ==========   ===========    ==========
Weighted Average Number Of
  Common And Common Equivalent
  Shares Outstanding                          22,525        15,582        12,506        12,051        12,042
                                         ===========    ==========    ==========   ===========    ==========

NOTES:

(1) The results of operations for the year ended December 31, 1992 reflect the accounting for discontinued operations of certain business units.

(2) The cumulative effect of accounting change of $857,000 or $0.07 per share for the year ended December 31, 1992 is for adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(3) Special and nonrecurring charges include: (i) for the year ended December 31, 1995, the Company recorded $2,312,000 charge (net of income tax benefit of $1,542,000) for integration costs related to the acquisition of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust"); (ii) for the year ended December 31, 1994, the Company recorded a special charge of $15,000,000 (net of income tax benefit of $10,000,000) to establish a reserve for accounts receivable, primarily where such accounts are in litigation; (iii) for the year ended December 31, 1992, special charges of $2,550,000 (net of income tax benefit of $1,600,000) recorded by the Company, and $2,162,000 recorded by NSC, both of which relate to the restructuring of the Company and NSC's asbestos abatement operations in anticipation of NSC's acquisition of the asbestos abatement division of The Brand Companies, Inc. (completed on May 4, 1993), and which include provisions for legal and insurance reserves, and for certain other matters; and (iv) for the year ended December 31, 1991, charges of $3,950,000 for equity losses in Concord Resources Group, Inc.

(4) On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the Division in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. The Company's consolidated financial statements for the year ended December 31, 1995, include the results of operations for the Division since May 30, 1995. See "Note 2 to the Consolidated Financial Statements."


(b) The Five Year Summary of Financial Position as of December 31 is set forth below (In Thousands):

                                                                       December 31,
                                            ----------------------------------------------------------------
                                              1995          1994           1993         1992          1991
                                              ----          ----           ----         ----          ----
Working capital                             $129,156      $116,464      $ 69,985      $ 56,148      $ 43,919
Total assets                                 376,506       272,546       215,357       185,415       168,986
Long-term debt                               104,111       127,279        71,113       101,085        81,500
Shareholders' equity                         160,492        76,920        82,743        43,833        48,253


NOTE:

(1) The Company has not declared any cash dividends on its common stock and is restricted by bank covenants from the payment of cash dividends in the future. See "Note 7 to the Consolidated Financial Statements."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

(a)      RESULTS OF OPERATIONS

                                    GENERAL

         The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The timing of the Company's revenue is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenue is also affected by the timing of its clients' planned remediation activities which generally increase during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year have historically been lower than for the third and fourth quarters, although there can be no assurance that this will occur in future years. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), will provide the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. See "Note 2 to the Consolidated Financial Statements." The Company's consolidated financial statements for the year ended December 31, 1995, include the results of operation for the Division since May 30, 1995.

         During the second quarter of 1995, the Company recorded a $3,854,000 pre-tax, $2,312,000 after-tax or $0.10 per share, charge to expense for integration costs related to the acquisition of the Division. The charge was recorded as a selling, general and administrative expense and was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

         During the fourth quarter of 1994, certain developments within and external to the Company caused management to revaluate certain accounts receivable recorded during 1994. As a result, the Company recorded a $25,000,000 pre-tax charge against revenue, $15,000,000 after-tax or $0.96 per share, to establish a reserve for accounts receivable, primarily where such accounts are in litigation, including projects performed by the Company for Citgo Petroleum Company ("Citgo") and Occidental Chemical Corporation
("Occidental").   See "Note 15 to the Consolidated Financial Statements."

         The following table sets forth, for the periods indicated, the percentage relationship that items in the statement of operations bear to revenue:

                                                           Year Ended December 31,
                                                        ------------------------------
                                                        1995         1994         1993
                                                        ----         ----         ----
Revenue                                                  100%         100%        100%
Cost of services                                          86           92          84
                                                         ---          ---         ---
Gross profit                                              14            8          16
Selling, general and administrative expenses              10           10          11
                                                         ---          ---         ---
Operating income (loss)                                    4           (2)          5
Net interest expense                                       2            2           3
Equity in net earnings of affiliate                       --           --          (1)
                                                        ----         ----         ---
Income (loss) before income taxes (benefit)                2           (4)          3
Income taxes (benefit)                                     1           (2)          1
                                                        ----          ---         ---
Income (loss) from continuing operations                   1%          (2)%         2%
                                                        ====         ====        ====


         TWELVE MONTHS ENDED DECEMBER 31, 1995 VS. TWELVE MONTHS ENDED DECEMBER 31, 1994

         Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1995 and 1994 (in thousands, except percentages):

                                                                  1995                            1994
                                                                  ----                            ----
Federal, State, and Local Government                        $349,052      76%               $208,610      65%
Industrial                                                   108,873      24%                114,771      35%
                                                            --------     ---                --------     ---
         Total Revenue                                      $457,925     100%               $323,381     100%
                                                            ========     ===                ========     ===

         Total revenue for the year ended December 31, 1995, increased 42% to $457,925,000 from $323,381,000 in 1994. Such improvement resulted primarily from increased revenue from federal government agencies and the acquisition of the Division.

         During 1995, the Company experienced a $140,442,000 or a 67% increase in revenue from government agencies. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the United States Navy ("Navy"), the United States Army Corps of Engineers ("USACE") and the United States Air Force ("Air Force"), as well as increased revenue from other federal government agencies. Such increases were partially offset by a decrease in revenue from state and local governments for the year ended December 31, 1995 when compared to 1994. The Company expects to continue to receive funding under its federal contracts into the foreseeable future and continues to experience a significant amount of proposal activity for new contracts with the various Department of Defense agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $5,898,000 or 5% decrease in revenue from industrial clients for the year ended December 31, 1995 as compared to 1994. Such revenue would have decreased further if not for the Company's acquisition of the Division during May 1995. The Company believes that revenue from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization may have a material impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. In addition, demand for the Company's services from the industrial sector will also remain dependant on general economic conditions. Industrial sector revenue was negatively impacted for the year ended December 31, 1994 by the previously discussed $25,000,000 accounts receivable reserve which was primarily related to industrial clients. Industrial sector revenue as a percentage of total revenue decreased to 24% for 1995 from 35% in 1994.

         During 1995, the Company's government revenue as a percent of total revenue increased to 76% from 65% in 1994. The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of the factors discussed above.

         Cost of Services and Gross Profit. Cost of services for the year ended December 31, 1995 increased 33% to $393,149,000 from $296,159,000 in 1994 primarily due to increased revenue. Cost of services as a percentage of revenue decreased to 86% for the year ended December 31, 1995 from 92% for 1994. Such decrease is primarily due to the aforementioned charge for accounts receivable recorded during the fourth quarter of 1994. Cost of services as a percentage of revenue for 1994 would have been 85% without the accounts receivable charge.

         Gross profit increased 138% to $64,776,000 in 1995 from $27,222,000 in 1994. The increase in gross profit is primarily due to the increase in revenue and the accounts receivable charge recorded in 1994. The Company has experienced a slight decrease in the overall gross margin it has received on its government projects than it has historically experienced. Such decrease is due to the nature of the projects that have been awarded to the Company under its term contracts which has required an increase in the use of subcontracted services and materials over levels historically experienced. Under the terms of such contracts, the Company receives minimal markups on such subcontracted services and materials.

         In addition, cost of services and gross profit have been negatively impacted by the acquisition of the Division. The Company has incurred additional indirect cost of services for the Division's offices and employees, while revenue from the Division's projects were significantly lower than expected.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses for the year ended December 31, 1995 increased 40% to $45,223,000 from $32,281,000 in 1994. SGA expenses for the year ended December 31, 1995 include a charge of $3,854,000 for integration costs related to the acquisition of the Division. The charge was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the

Company and the Division. Without such charge, SGA expenses increased 28% primarily as a result of the acquisition of the Division and the growth in revenue.

         Operating Income (Loss). Operating income (loss) for 1995 increased $24,612,000 to $19,553,000 from $(5,059,000) in 1994, due primarily to the recording of the accounts receivable reserve in 1994 and other factors discussed above.

         Other (Income) Expenses. Other (income) expenses, excluding the Company's equity in net earnings of affiliate, decreased $555,000 to $9,492,000
for 1995 compared to $10,047,000 in 1994.   Interest expense increased 14% to
$10,413,000 for the year ended December 31, 1995 from $9,177,000 in 1994.  The increase in interest expense was offset by interest earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division and a decrease in losses recorded for disposition of offices and equipment during 1995 when compared to 1994. Such receivables guaranteed by Rust were paid to the Company on September 30, 1995. The increase in interest expense was primarily due to additional borrowing under the Company's credit facility during the first half of 1995 as a result of the increased working capital requirements of certain large remediation projects and government contracts.

         Equity in Net Earnings (Loss) of Affiliate. The Company's equity interest in NSC's net earnings from continuing operations decreased $745,000 to $287,000 in 1995 from $1,032,000 in 1994. Such decrease in earnings is primarily a result of losses recorded by NSC on claims settled in the third quarter of 1995 with certain of its clients. In addition, the asbestos abatement industry in general continues to experience competitive pressures in the marketplace which have negatively impacted the gross margin on NSC's projects.

         Net Income (Loss). Net income for the year ended December 31, 1995 was $6,807,000 or $0.30 per share compared to a net loss of $(7,616,000) or $(0.49) per share in 1994. The improvement in net income is primarily due to the reserve recorded for accounts receivable during 1994 and other factors discussed above.

         TWELVE MONTHS ENDED DECEMBER 31, 1994 VS. TWELVE MONTHS ENDED DECEMBER 31, 1993

         Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1994 and 1993 (in thousands, except percentages):

                                                                  1994                            1993
                                                                  ----                            ----
Federal, State, and Local Government                        $208,610      65%               $113,346      47%
Industrial                                                   114,771      35                 129,055      53
                                                            --------     ---                --------     ---
         Total Revenue                                      $323,381     100%               $242,401     100%
                                                            ========     ===                ========     ===

         Total revenue increased by $80,980,000 to $323,381,000 for the year ended December 31, 1994 from $242,401,000 for 1993. Such improvement resulted primarily from increased revenue from the Company's contracts with the USACE, the Navy, the Environmental Protection Agency ("EPA") and certain state and local governments. Revenue from government agencies increased $95,264,000 or 84% during 1994. The Company also experienced a significant increase in revenue from its USACE thermal incineration project in Holbrook, Massachusetts.

         The Company experienced a $14,284,000 or 11% decrease in revenue from industrial clients for the year ended December 31, 1994 as compared to 1993. Industrial revenue was negatively impacted by the previously discussed $25,000,000 accounts receivable reserve which was primarily related to industrial clients. The Company's industrial sector revenue remains sluggish, which the Company believes is due to anticipated changes in the Superfund law which may result from its pending re-authorization and current economic conditions in certain industry and geographic sectors. Industrial sector revenue as a percentage of total revenue decreased to 35% for 1994 from 53% in 1993.

         Cost of Services and Gross Profit. Cost of services for the year ended December 31, 1994 increased 46% to $296,159,000 from $202,341,000 in
1993. As a percentage of revenue, cost of services increased to 92% in 1994 from 84% in 1993. The increase in cost of services as a percentage revenue was primarily due to the aforementioned charge for accounts receivable. Gross profit decreased 32% to $27,222,000 in 1994 from $40,060,000 in 1993. Gross profit decreased primarily as a result of the recording of the accounts receivable reserve and other factors discussed above.

         Selling, General and Administrative Expenses. Expenses for the year ended December 31, 1994 increased 19% to $32,281,000 from $27,110,000 in 1993.
The increase in SGA expenses was due primarily to the increase in revenue and the expansion of the Company's Northeast and Western operations as a result of the award of certain significant term contracts from the Department of Defense. SGA expenses as a percent of revenue was 10% and 11% for the years ended December 31, 1994 and 1993, respectively.

         Operating Income (Loss). Operating income (loss) for 1994 decreased $18,009,000 to $(5,059,000) from $12,950,000 in 1993, due primarily to the recording of the accounts receivable reserve and the factors discussed above.

         Other (Income) Expenses. Other (income) expenses, excluding the Company's equity in net earnings of affiliate, increased $1,986,000 to $10,047,000 for 1994 compared to $8,061,000 in 1993. Such increase was primarily due to a $1,429,000 increase in interest expense. Such increase was due to additional borrowing as a result of the increased working capital requirements, including accounts receivable, of certain of the Company's large remediation projects and its government contracts. In addition, the Company experienced an increase in the interest rates charged under its revolving credit facility. Miscellaneous expense increased $557,000 to $898,000 for 1994 compared to $341,000 in 1993 and was primarily due to losses incurred on the disposal of certain of the Company's equipment and offices.

         Equity in Net Earnings (Loss) of Affiliate. The Company's equity interest in NSC's net earnings from continuing operations decreased $568,000 to $1,032,000 in 1994 from $1,600,000 in 1993. NSC'S financial results for 1994 were negatively impacted by significant losses from its New York City operations, which were closed in early 1994. The asbestos abatement industry continues to experience competitive pressures in the marketplace which have negatively impacted the gross margin on NSC's projects.

         Net Income (Loss). The net loss for the year ended December 31, 1994 was $(7,616,000) or $(0.49) per share compared to net income of $4,407,000 or $0.35 per share in 1993. Excluding the charge to establish the accounts receivable reserve discussed above, net income for the year ended December 31, 1994 would have been $7,384,000 or $0.47 per share.

                                CONTRACT BACKLOG

         The following table lists at the dates indicated (i) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):

                                                    December 31,
                                      ------------------------------------------
                                            1995         1994             1993
                                            ----         ----             ----
Backlog                                $  445,000     $  255,000     $  201,000
Term contracts                          1,531,000      1,498,000        652,000
                                        ---------     ----------     ----------
         Total contract backlog        $1,976,000     $1,753,000     $  853,000
                                       ==========     ==========     ==========

         Backlog.   In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company has not historically experienced any material contract terminations and generally experiences favorable changes in contract scope. The Company estimates that approximately 80% of the backlog at December 31, 1995 will be realized within the next year.

         Term Contracts. Term contracts are typically performed under delivery orders, issued by the contracting government entity, for a large number of small- to medium-sized remediation projects throughout the geographic area covered by the contract. The Company's government term contracts generally may be canceled, delayed or modified at the sole option of the government, and typically are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts, but there is no assurance that such amounts, if any, will be actually spent on any projects or of the timing thereof. In addition, further reductions by Congress in future environmental remediation budgets of government agencies may adversely impact future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

(b)      LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. See "Note 2 to the Consolidated Financial Statements." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The amounts outstanding for cash borrowing under the revolving credit facility at December 31, 1995 and 1994 were $42,100,000 and $57,700,000, respectively, and aggregate letters of credit outstanding at December 31, 1995 and 1994 were $14,655,000 and $34,771,000, respectively.

         Capital expenditures for the years ended December 31, 1995, 1994, and
1993 were $14,276,000, $13,354,000, and $15,783,000, respectively.   The
Company's capital expenditures are primarily related to the purchase of heavy equipment and the fabrication of custom equipment by the Company for the
execution of remediation projects.   Capital expenditures for fiscal year 1996
are expected to range between $12,000,000 and $15,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         During 1995, the Company derived 76% of its revenue from government agencies compared to 65% during the same period in 1994. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowing under its Revolving Credit Facility, proceeds from permitted asset sales and other external sources. In addition, under the terms of its recently completed acquisition of Rust's hazardous and nuclear waste remediation business, Rust's parent company, WMX, has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. See "Note 2 to the Consolidated Financial Statements." Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

         The Company's identified long-term capital needs consist of payments due upon the maturity of the Company's Revolving Credit Facility in 2000 and sinking fund payments commencing in 1996 of 7.5% of the principal amount as well as payments due upon maturity of its Convertible Debentures in 2006. The Company purchased and retired $5,000,000 of the outstanding Convertible Debentures during October 1995, sufficient to meet its first annual sinking fund obligation due October 1, 1996. The Company believes that it will be able to refinance the remaining indebtedness as necessary. See "Note 7 to the Consolidated Financial Statements."

(c)      INFLATION

         Historically, inflation has not been a significant factor to the Company or to the cost of its operations.

(d)      RECENTLY ENACTED PRONOUNCEMENTS AND DEFERRED TAX ASSET

         In March 1995, the FASB issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material to the Company's financial position or results of future operations.

         The Company has recorded a valuation allowance for its deferred tax assets to the extent that the Company believes such deferred tax assets may not be realized. With respect to deferred tax assets for which a valuation allowance has not been established, the Company believes it will realize the benefit of these assets through the reversal of taxable temporary differences and future income. The Company believes that future taxable income of approximately $46,256,000 necessary to realize the deferred tax assets is reasonably assured because of its substantial backlog and term contracts from which the Company has historically realized sufficient margin to produce consolidated net income. The principal uncertainty of realization of the deferred tax assets is the Company's ability to convert its backlog to revenue and margin. See "Contract Backlog" and "Environmental Matters and Government Contracting" in other sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company intends to evaluate the realizability of its deferred tax assets quarterly by assessing the need for an additional valuation allowance.

(e)      ENVIRONMENTAL MATTERS AND GOVERNMENT CONTRACTING

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

         Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is, and may in the future be subject to audits and investigations by government agencies. See "Note 15 to the Consolidated Financial Statements." The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

         The Consolidated Financial Statements and supplementary quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1995, 1994 and 1993, are set forth on pages 23 through 40.

                                OHM CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          December 31,
                                                                                      -------------------
                                     ASSETS                                           1995           1994
                                                                                      ----           ----
Current Assets:
  Cash and cash equivalents                                                          $ 11,205       $  4,930
  Accounts receivable                                                                 100,291         86,663
  Costs and estimated earnings on contracts in process in excess of billings           77,156         65,437
  Materials and supply inventory, at cost                                              11,831         10,099
  Receivable from affiliated company                                                   15,000             --
  Prepaid expenses and other assets                                                     7,621          7,252
  Deferred income taxes                                                                16,600          6,744
  Refundable income taxes                                                                 401            205
                                                                                     --------       --------
                                                                                      240,105        181,330
                                                                                     --------       --------
Property and Equipment, net                                                            81,107         57,240
                                                                                     --------       --------
Other Noncurrent Assets:
  Investment in affiliated company                                                     23,038         23,352
  Intangible assets relating to acquired businesses, net                               21,613            370
  Deferred debt issuance and financing costs                                            1,779          2,381
  Deferred income taxes                                                                 1,440            336
  Other assets                                                                          7,424          7,537
                                                                                     --------       --------
                                                                                       55,294         33,976
                                                                                     --------       --------
         Total Assets                                                                $376,506       $272,546
                                                                                     ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   $ 65,233       $ 47,936
  Billings on contracts in process in excess of costs and estimated earnings            1,387             40
  Accrued compensation and related taxes                                                6,174          3,874
  Federal, state and local taxes                                                          200            102
  Other accrued liabilities                                                            33,538          9,652
  Current portion of non-current liabilities                                            4,417          3,262
                                                                                     --------       --------
                                                                                      110,949         64,866
                                                                                     --------       --------
Non-current Liabilities:
  Long-term debt                                                                      104,111        127,279
  Capital leases                                                                           53             92
  Pension agreement                                                                       901            906
                                                                                     --------       --------
                                                                                      105,065        128,277
                                                                                     --------       --------
Deferred Income Taxes                                                                      --          2,483
                                                                                     --------       --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares
    authorized; none issued and outstanding                                                --             --
  Common stock, $.10 par value, 50,000,000 shares authorized;
    Shares issued: 1995 - 26,647,077; 1994 - 15,848,089                                 2,664          1,584
  Additional paid-in capital                                                          136,428         63,294
  Retained earnings                                                                    21,400         14,598
                                                                                     --------       --------
                                                                                      160,492         79,476
Less treasury stock, 1994 - 211,624, at cost                                               --         (2,556)
                                                                                     --------       --------
                                                                                      160,492         76,920
                                                                                     --------       --------
         Total Liabilities and Shareholders' Equity                                  $376,506       $272,546
                                                                                     ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Years Ended December 31,
                                                                        --------------------------------
                                                                        1995          1994           1993
                                                                        ----          ----           ----
Revenue                                                               $457,925       $323,381       $242,401
  Cost of services                                                     393,149        296,159        202,341
                                                                      --------       --------       --------
Gross Profit                                                            64,776         27,222         40,060
  Selling, general and administrative expenses                          45,223         32,281         27,110
                                                                      --------       --------       --------
Operating Income (Loss)                                                 19,553         (5,059)        12,950
                                                                      --------       --------       --------
Other (Income) Expenses:
  Investment income                                                       (849)           (28)           (28)
  Interest expense                                                      10,413          9,177          7,748
  Equity in net earnings of affiliate                                     (287)        (1,032)        (1,600)
  Miscellaneous (income) expenses                                          (72)           898            341
                                                                      --------       --------       --------
                                                                         9,205          9,015          6,461
                                                                      --------       --------       --------
Income (Loss)
  Before Income Taxes (Benefit)                                         10,348        (14,074)         6,489
   Income taxes (benefit)                                                3,541         (6,458)         2,082
                                                                      --------       --------       --------
Net Income (Loss)                                                     $  6,807       $ (7,616)      $  4,407
                                                                      ========       ========       ========
Net Income (Loss) Per Share:                                          $   0.30       $  (0.49)      $   0.35
                                                                      ========       ========       ========
Weighted average number of common and common
  equivalent shares outstanding                                         22,525         15,582         12,506
                                                                      ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                Common Stock
                                         --------------------------       Additional                   Cumulative
                                           Number of                       Paid-In        Retained     Translation    Treasury
                                             Shares          Amount        Capital        Earnings     Adjustments      Stock
                                         --------------      ------        -------        --------     -----------      -----
BALANCE AT JANUARY 1, 1993                  12,398,089      $  1,239      $  28,948      $  17,865     $    (22)  $    (4,197)
  Proceeds from sale of 3,365,000 shares
    of common stock, less issuance
    expenses of $705,000                     3,365,000           337         33,921
Stock options exercised, 30,480
    shares reissued from treasury                                               (95)                                      368
Deferred translation adjustments                                                                            (28)
Net income                                                                                   4,407
                                            ----------      --------       --------      ---------     --------   -----------
BALANCE AT DECEMBER 31, 1993                15,763,089         1,576         62,774         22,272          (50)       (3,829)
Proceeds from sale of 85,000 shares
    of common  stock, less issuance
    expenses of $86,000                         85,000             8            789
Stock options exercised, 105,425
    shares reissued from treasury                                              (269)                                    1,273
Deferred translation adjustments                                                                             (8)
Net loss                                                                                    (7,616)
                                            ----------      --------       --------      ---------     --------   -----------
BALANCE AT DECEMBER 31, 1994                15,848,089         1,584         63,294         14,656          (58)       (2,556)
Proceeds from sale of 1,000,000
    shares of common stock, less
    issuance expenses of $25,000             1,000,000           100          9,875
Shares issued for the acquisition
    of the Division, less issuance
    expenses of $3,143,000                   9,668,000           967         61,149
Issuance of common stock warrants                                             1,372
Stock options exercised, 211,624
    shares reissued from treasury                                              (861)                                    2,556
Shares issued for stock options                 37,921             4            776
Shares issued for 401k plan funding             93,067             9            823
Deferred translation adjustments                                                                             (5)
Net income                                                                                   6,807
                                            ----------      --------       --------      ---------     --------   -----------
BALANCE AT DECEMBER 31, 1995                26,647,077      $  2,664       $136,428      $  21,463     $    (63)  $        --
                                            ==========      ========       ========      =========     ========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Years Ended December 31,
                                                                       ----------------------------------
                                                                       1995           1994           1993
                                                                       ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                                 $    6,807       $ (7,616)      $  4,407
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                       10,652          7,395          7,073
    Amortization of other noncurrent assets                              2,916          2,418          1,698
    Deferred income taxes                                                1,509         (7,801)         1,456
    Loss on sale of property and equipment                                 423            764             55
    Equity in net earnings of affiliate, net of dividends received         314           (430)         3,212
    Deferred translation adjustments and other                              93             90            255
  Changes in current assets and liabilities:
    Accounts receivable                                                 10,049        (22,279)       (17,379)
    Costs and estimated earnings on contracts in
      process in excess of billings                                    (10,278)       (19,693)       (24,742)
    Materials and supply inventory                                      (1,732)        (3,216)          (426)
    Prepaid expenses and other assets                                     (206)        (1,704)           (85)
    Refundable income taxes and other                                     (196)          (114)         1,079
    Accounts payable                                                     3,907          5,263         20,549
    Billings on contracts in process in excess
      of costs and estimated earnings                                   (1,019)          (669)          (439)
    Accrued compensation and related taxes                                 476            715            227
    Federal, state and local income taxes                                   98           (195)          (410)
    Other accrued liabilities                                           (4,416)           795         (5,432)
                                                                    ----------       --------       --------
        Net cash flows provided by (used in) operating activities       19,397        (46,277)        (8,902)
                                                                    ----------       --------       --------
  Cash flows from investing activities:
    Purchases of property and equipment                                (14,276)       (13,354)       (15,783)
    Proceeds from sale of property and equipment                         3,813          1,847            126
    Cash acquired from purchase of business, net of acquisition costs   13,527             --             --
    Increase in receivable from affiliated company                      (6,695)            --             --
    Increase in other noncurrent assets                                   (589)        (1,835)        (6,163)
    Proceeds from affiliated companies, net                                 --             --         14,850
    Investment in discontinued operations, net                              --             --           (146)
    Proceeds from sale of discontinued operations                           --             --         14,613
                                                                    ----------       --------       --------
        Net cash provided by (used in) investing activities             (4,220)       (13,342)         7,497
                                                                    ----------       --------       --------
Cash flows from financing activities:
    Increase in long-term debt                                           2,209          8,900          5,663
    Payments on long-term debt and capital leases                       (8,691)        (1,782)          (212)
    Proceeds from borrowing under revolving credit agreement           159,900        147,200         99,500
    Payments on revolving credit agreement                            (175,500)       (96,500)      (135,500)
    Proceeds from public offering of common stock                           --            797         34,258
    Proceeds from private placement of common stock                      9,975             --             --
    Common Stock issued for 401k funding and stock options               1,612             --             --
    Payments on pension agreement                                         (102)          (109)          (105)
    Reissuance of treasury stock                                         1,695          1,004            273
                                                                    ----------       --------       --------
        Net cash (used in) provided by financing activities             (8,902)        59,510          3,877
                                                                    ----------       --------       --------
        Net increase (decrease) in cash and cash equivalents             6,275           (109)         2,472
Cash and cash equivalents at beginning of year                           4,930          5,039          2,567
                                                                    ----------       --------       --------
Cash and cash equivalents at end of year                            $   11,205       $  4,930       $  5,039
                                                                    ==========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of OHM Corporation (the "Company") and its subsidiaries. The Company also includes its proportionate share of joint ventures, in which the Company's ownership is less than 50%, which were entered into for the purpose of performing large remediation projects. The Company's investment in 40% of the outstanding common stock of NSC Corporation ("NSC") is carried on the equity basis. All material intercompany transactions and balances among the consolidated group have been eliminated in consolidation.

         USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

         RISKS AND UNCERTAINTIES. The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous material into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations or environmental laws and regulations, and liability to customers and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the Company. Although the Company believes that it generally benefits from increased environmental regulations, and from enforcement of those regulations, increase regulation and enforcement also create significant risks for the Company.

         The Company does not believe there are currently any material environmental liabilities which should be recorded or disclosed in its financial statements. The Company anticipates that its compliance with various laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, future earnings or competitive position.

         The Company's revenue from government agencies accounted for 76%, 65% and 47% of revenue for the years ended December 31, 1995, 1994 and 1993, respectively. Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is and may in the future be subject to audits and investigations by government agencies. The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the Company's business. The dependence on government contracts will also continue to subject the Company to significant financial risk and an uncertain business environment caused by the strain of the federal budget deficit and the lengthy budget negotiations each year.

         In addition to the above, there are other risks and uncertainties that involve the use of estimates in the preparation of the Company's consolidated financial statements. See "Note 2 - Acquisition" and "Note 15 - Litigation and Contingencies."

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material to the Company's financial position or results of future operations.

         STOCK BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock compensation arrangements. The Company has no intention of changing this accounting practice.

         REVENUE AND COST RECOGNITION. The Company primarily derives its revenue from providing environmental services under cost plus fee, time and materials, fixed price and unit price contracts. The Company records revenue and related income from its fixed and unit price contracts in process using the percentage-of-completion method of accounting. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in project performance, project conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated. Revenue from time and materials and cost plus fee type contracts is recorded based on performance and efforts expended. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect project costs related to contract performance. Revenue derived from non-contract activities is recorded when the services are performed.

         PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and include expenditures which substantially increase the useful lives of the assets. Maintenance, repairs and minor renewals are expended as incurred. Depreciation and amortization, including amortization of assets under capital leases, are provided on a specific item basis net of salvage value over the estimated useful lives of the respective assets, using primarily the straight-line method.

         CAPITALIZED INTEREST. Interest expense incurred on capital expenditures for assets constructed by the Company is capitalized and is included in the cost of such assets. Total interest expense incurred by the Company was $11,205,000, $10,127,000 and $8,447,000 for the years ended
December 31, 1995, 1994 and 1993, respectively. Total interest capitalized was $792,000, $950,000 and $699,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

         INTANGIBLE ASSETS. Intangible assets consist principally of goodwill and other intangible assets resulting primarily from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight-line method over forty years. Other intangible assets relating to acquired businesses consist principally of proprietary processes, and other deferred costs, and are amortized on a straight-line basis over nine to ten years. The accumulated amortization of intangible assets, including goodwill, relating to acquired businesses was $1,159,000 and $919,000 at December 31, 1995 and 1994, respectively.

         INCOME TAXES. The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         STATEMENT OF CASH FLOWS. The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for income taxes for the years ended December 31, 1995, 1994 and 1993 was $986,000, $550,000 and
$381,000, respectively. Cash paid for interest was $10,937,000, $9,171,000 and $7,940,000 for each of the years ended December 31, 1995, 1994 and 1993, respectively.

         With respect to non-cash investing and financing activities, the Company acquired $29,000, $91,000 and $2,019,000 of fixed assets under financial obligations for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, the Company issued 9,668,000 shares of its common stock for an acquisition. See "Note 2 - Acquisition."

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share amounts are based on the weighted average common and common equivalent shares outstanding during the respective periods. Shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures due 2006 are not considered to be common stock equivalents and were antidilutive in each of the years presented; therefore, they were excluded from the calculation of net income per share.

         RECLASSIFICATION. Certain amounts presented for the years ended December 31, 1994 and 1993 have been reclassified to conform to the 1995 presentation.

NOTE 2 -  ACQUISITION

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. Such shares issued to Rust are subject to a number of restrictions set forth in a Standstill and Non-competition Agreement that was entered into pursuant to the Agreement and Plan of Reorganization dated December 5, 1994, as amended (the "Reorganization Agreement"), among the Company, Rust and certain of their subsidiaries. In addition to the net assets of the Division, the Company received $16,636,000 in cash pursuant to provisions of the Reorganization Agreement that provided for an adjustment based on the average per share price of the Company's common stock for a 20 trading day period prior to closing. Also, under terms of the Reorganization Agreement, as amended on March 22, 1996, the Company received an additional $15,000,000 on March 25, 1996. For purposes of calculating the consideration given by the Company for the Division, such 20 trading day average per share price of $11.25 was used, adjusted to reflect a 40% discount for the restricted nature of the common stock issued. Consideration for the Division aggregated $65,259,000.

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

         The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill of $21,483,000, have been recorded at their estimated fair values as of May 30, 1995. The acquired operations of the Division included contracts in process for which the Company recognizes revenue using the percentage of completion method of accounting. The valuation of the contracts in process require estimates relating to the costs to complete certain large contracts in process which require provisions for losses. The Company has estimated the fair value of contracts acquired at amounts which will allow the Company to achieve reasonable operating margins on the effort it expends to complete these contracts. Due to pending events related to certain contracts, such as legal proceedings and contract negotiations, the Company will finalize the purchase accounting adjustments during the second quarter of 1996. Accordingly, the purchase accounting adjustments to reflect the fair value of assets acquired and liabilities assumed have not been finalized and the accompanying consolidated financial statements have been prepared on the basis of preliminary estimates of such adjustments. The Company's consolidated financial statements for the year ended December 31, 1995, include the results of operations for the Division since May 30, 1995. The following table sets forth the unaudited combined pro forma results of operations for the year ended December 31, 1995 and 1994, giving effect to the acquisition of the Division as if such acquisition had occurred on January 1, 1994.

                                                                                  Pro Forma
                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                             1995           1994
                                                                             ----           ----
                                                                    (In Thousands, Except Per Share Data)
             Revenue                                                        $520,465     $554,289
             Net income (loss)                                                 8,142       (1,640)
             Net income (loss) per share                                    $   0.31     $  (0.06)

         The combined pro forma results of operations for the year ended December 31, 1995 and 1994 are based upon certain assumptions and estimates which the Company believes are reasonable. The combined pro forma results of operations may not be indicative of the operating results that actually would have been reported had the transaction been consummated on January 1, 1994, nor are they necessarily indicative of results which will be reported in the future.

         The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

             Current assets                                        $65,207
             Property and equipment                                 24,450
             Goodwill                                               21,483
             Current liabilities                                    45,881

NOTE 3 - ACCOUNTS RECEIVABLE AND COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

         Accounts receivable are summarized as follows:                                   December 31,
                                                                                      --------------------
                                                                                      1995           1994
                                                                                      ----           ----
                                                                                         (In Thousands)
Accounts billed and due currently                                                    $ 65,377       $ 49,560
Unbilled receivables                                                                   54,295         56,334
Retained                                                                                6,530          6,832
                                                                                     --------       --------
                                                                                      126,202        112,726
Allowance for uncollectible accounts                                                  (25,911)       (26,063)
                                                                                     --------       --------
                                                                                     $100,291       $ 86,663
                                                                                     ========       ========

         The consolidated balance sheets include the following amounts:

                                                                                         December 31,
                                                                                     --------------------
                                                                                      1995           1994
                                                                                      ----           ----
                                                                                         (In Thousands)
Costs incurred on contracts in process                                               $342,093      $ 203,742
Estimated earnings                                                                     70,600         42,032
                                                                                     --------      ---------
                                                                                      412,693        245,774
Less billings to date                                                                (336,924)      (180,377)
                                                                                     --------      ---------
                                                                                     $ 75,769      $  65,397
                                                                                     ========      =========
Costs and estimated earnings on contracts in process in excess of billings           $ 77,156      $  65,437
Billings on contracts in process in excess of costs and estimated earnings             (1,387)           (40)
                                                                                     --------      ---------
                                                                                     $ 75,769      $  65,397
                                                                                     ========      =========

         Unbilled receivables and costs and estimated earnings on contracts in process typically represent: (i) amounts earned under the Company's contracts but not yet billable to clients according to contract terms, which usually consider passage of time, achievement of certain project milestones or completion of the project; and (ii) amounts equal to contract costs attributable to claims included in revenue. In addition, unbilled receivables and costs and estimated earnings on contracts in process include amounts relating to contracts with federal government agencies which require services performed by the Company's subcontractors to be paid prior to billing.

         The Company provides a broad range of environmental and hazardous waste remediation services to industrial, federal government agencies, and state and local government agencies located primarily in the United States and Canada. The Company's industrial, federal government, and state and local government clients constituted 32%, 63%, and 5%, respectively, of total accounts receivable and costs and estimated earnings on contracts in process at December 31, 1995.

NOTE 4 -  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:                                 December 31,
                                                                                      --------------------
                                                                                      1995           1994
                                                                                      ----           ----
                                                                                         (In Thousands)
Land                                                                                 $    374       $    257
Buildings and improvements                                                             17,681         17,179
Machinery and equipment                                                                91,997         74,270
Construction in progress                                                               14,937          4,190
                                                                                     --------       --------
                                                                                      124,989         95,896
Less accumulated depreciation and amortization                                        (43,882)       (38,656)
                                                                                     --------       --------
                                                                                     $ 81,107       $ 57,240
                                                                                     ========       ========

NOTE 5 -  INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY

         On May 4, 1993, NSC, then a 70% owned subsidiary, acquired all the assets and certain liabilities of the asbestos abatement division of The Brand Companies, Inc. ("Brand") in exchange for 4,010,000 shares of NSC's common stock and the common stock of NSCIS, NSC's industrial maintenance subsidiary. As a result of this transaction the Company's ownership interest in NSC was reduced to 40%.

         The combined summarized financial information for NSC is set forth below:

                                                                                          December 31,
                                                                                      --------------------
                                                                                      1995           1994
                                                                                      ----           ----
                                                                                         (In Thousands)
Current assets                                                                     $   41,805     $   40,648
Noncurrent assets                                                                      45,356         47,639
Total assets                                                                           87,161         88,287
Current liabilities                                                                    24,466         18,505
Noncurrent liabilities                                                                  5,414         11,720

                                                                             Years Ended December 31,
                                                                       -----------------------------------
                                                                       1995           1994           1993
                                                                       ----           ----           ----
                                                                                 (In Thousands)
Revenue                                                               $124,529       $132,218       $110,254
Gross profit                                                            19,447         21,716         20,901
Operating income                                                         2,028          5,101          6,356
Net income                                                                 715          2,566          3,373
Company's interest in net income                                           287          1,032          1,600

         The Company's accumulated equity in the undistributed earnings of NSC included in consolidated retained earnings was $5,854,000 at December 31, 1995. The Company received cash dividends from NSC aggregating $602,000 for each of the years ended December 31, 1995 and 1994.

NOTE 6 -  OTHER ACCRUED LIABILITIES

         Other accrued liabilities are summarized as follows:

                                                                                          December 31,
                                                                                      --------------------
                                                                                      1995           1994
                                                                                      ----           ----
                                                                                         (In Thousands)
Reserve for loss projects                                                            $ 19,357     $       --
Reserve for self-insurance                                                              3,555          3,227
Accrued insurance                                                                       2,503          2,041
Other                                                                                   8,123          4,384
                                                                                     --------     ----------
                                                                                     $ 33,538     $    9,652
                                                                                     ========     ==========

         The reserve for loss projects is related to certain contracts in process of the acquired Division. See "Note 2 - Acquisition."

NOTE 7 -  LONG-TERM DEBT

         The long-term debt of the Company is summarized below:

                                                                                          December 31,
                                                                                      --------------------
                                                                                      1995           1994
                                                                                      ----           ----
                                                                                         (In Thousands)
8% Convertible Subordinated Debentures due October 1, 2006                           $ 52,500       $ 57,500
Revolving credit facility                                                              42,100         57,700
Notes payable to financial institutions                                                11,704         14,732
Notes payable                                                                           2,170            560
                                                                                     --------       --------
                                                                                      108,474        130,492
Less current portion                                                                   (4,363)        (3,213)
                                                                                     --------       --------
                                                                                     $104,111       $127,279
                                                                                     ========       ========

         The convertible subordinated debentures are convertible into 41.67 shares of common stock per $1,000 unit with interest payable semiannually on April 1 and October 1, and are redeemable at the option of the Company. The convertible subordinated debentures require annual mandatory sinking fund payments of 7.5% of the principal amount which commence on October 1, 1996, and continue through October 1, 2005. The Company purchased and retired $5,000,000 of the outstanding debentures during October of 1995, sufficient to meet the first annual sinking fund obligation due October 1, 1996 which resulted in a gain of $222,000 and has been included in miscellaneous income in the Company's statement of operations for the year ended December 31, 1995. The fair value of the convertible subordinated debentures, based on a quoted market price, approximates $45,413,000 at December 31, 1995. The amortization of debt issuance costs related to the convertible subordinated debentures was $108,000 for each of the years ended December 31, 1995, 1994, and 1993.

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the"Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. See "Note 2 - Acquisition." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market is based on the aggregate amount borrowed under the facility, the presence of the WMX guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. At December 31, 1995, the average interest rate for cash borrowings under the agreement was 6.3%. The arrangement provides the participating banks and WMX with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes,
depreciation and amortization.   The Company had $14,655,000 and $34,771,000 of
letters of credit outstanding under its revolving credit facility at December 31, 1995 and 1994, respectively.

         Notes payable to financial institutions consist of: (i) a $4,702,000 note payable bearing interest at 7.24% payable in equal monthly installments of $146,000 with the final payment due in December 1998, (ii) a $1,108,000 note payable bearing interest at 9.25% payable in equal monthly installments of $35,000 with the final payment due in December 1998, (iii) a $4,956,000 note payable bearing interest at 8.58% payable in quarterly installments of $356,000 with the final payment of $957,000 due in August 1999, and (iv) a $938,000 note payable bearing interest at 8.72% payable in equal monthly installments of $43,000 with the final payment due in January 1998. Each of the above agreements provides the respective financial institution with a security interest in the equipment financed with the proceeds from such notes.

         Notes payable include: (i) a $330,000 interest bearing note at a rate of 8.75% payable in monthly installments of $14,000 with a final payment of $320,000 due in January 1996, (ii) a $58,000 interest bearing note at a rate of 9% payable in monthly installments of $4,000 with a final payment of $50,000 due in February 1996, (iii) a $1,173,000 interest bearing note at a rate of 9.50% payable in equal monthly installments of $48,000, due in April 1998, (iv) a $346,000 interest bearing note at a rate of 9.22% payable in equal monthly installments of $13,000 due in June 1998, (v) a $263,000 interest bearing note a rate of 7.50% payable in equal monthly installments of $8,000 due in December 1998.

         The aggregate maturity of long-term debt for the five years ending December 31 is: 1996, $4,363,000; 1997, $8,630,000; 1998, $7,921,000; 1999,
$5,899,000; 2000, $46,413,000; 2001 and thereafter, $35,248,000.

NOTE 8 -  LEASES

         Future minimum lease payments under noncancelable operating leases total $8,169,000, $4,962,000, $4,423,000, $3,473,000 and $2,339,000 for the
years ended December 31, 1996, 1997, 1998, 1999 and 2000, respectively. Lease payments under noncancelable operating leases subsequent to the year ended December 31, 2000 aggregate $4,246,000.

         Rental expense under operating leases totaled $8,858,000, $5,906,000 and $4,235,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 9 -  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

                                                                                          December 31,
                                                                                      --------------------
                                                                                      1995           1994
                                                                                      ----           ----
Long-term deferred tax liabilities:                                                      (In Thousands)
  Property and equipment                                                              $ 8,043        $ 5,256
  Intangible assets                                                                     2,003          1,768
  Investments                                                                           2,729          2,821
                                                                                      -------        -------
    Total long-term deferred tax liabilities                                           12,775          9,845

Long-term deferred tax assets:
  Net operating loss ("NOL") carryforwards                                              3,767          3,156
  Intangible assets                                                                     2,248             --
  Research and development tax credits                                                  4,116          1,433
  Other tax credit carryforwards                                                        2,410          2,068
  Other, net                                                                            2,777          1,584
                                                                                      -------        -------
    Total long-term deferred tax assets                                                15,318          8,241
  Valuation allowance for long-term deferred tax assets                                (1,303)          (879)
                                                                                      -------        -------
    Total long-term deferred tax assets - net of valuation allowance                   14,015          7,362
                                                                                      -------        -------
Net long-term deferred tax liabilities - domestic operations                                         $ 2,483
                                                                                                     =======
Net long-term deferred tax assets - domestic operations                                 1,240
  Foreign tax NOLs                                                                        220        $   366
  Valuation allowance for foreign deferred tax assets                                     (20)           (30)
                                                                                      -------        -------
    Total net long-term deferred tax assets                                           $ 1,440        $   336
                                                                                      =======        =======

Current deferred tax liabilities:
  Revenue recognition                                                                 $ 1,520        $ 2,544
  Prepaid expenses                                                                      1,216          1,079
  Tax reserves                                                                            445            526
                                                                                      -------        -------
    Total current deferred tax liabilities                                              3,181          4,149

Current deferred tax assets:
  Bad debt reserves                                                                     9,863         10,049
  Project accruals                                                                      7,214             --
  NOL carryforwards                                                                     1,950          1,928
  Other, net                                                                            1,579            155
                                                                                      -------        -------
    Total current deferred tax assets                                                  20,606         12,132
  Valuation allowance for current deferred tax assets                                    (825)        (1,239)
                                                                                      -------        -------
  Total current deferred tax assets - net of valuation allowance                       19,781         10,893
                                                                                      -------        -------
    Net current deferred tax assets                                                   $16,600        $ 6,744
                                                                                      =======        =======

         The net long-term deferred tax assets of $200,000 and $336,000 at December 31, 1995 and 1994, respectively, are attributable to the foreign operations of the Company and cannot be offset with the net long term deferred tax liabilities resulting from the Company's domestic operations.

    The provisions for income taxes (benefit) consist of the following:

                                                                            Years Ended December 31,
                                                                       -----------------------------------
                                                                       1995           1994           1993
                                                                       ----           ----           ----
Current:                                                                         (In Thousands)
  Federal                                                               $   --        $   244        $   199
  State                                                                     58             --             75
                                                                        ------        -------        -------
                                                                            58            244            274
Benefit of loss carryforwards                                               --         (5,380)        (3,816)
Deferred:
  Federal                                                                3,036         (1,161)         5,189
  State                                                                    447           (161)           435
                                                                        ------        -------        -------
                                                                         3,483         (1,322)         5,624
                                                                        ------        -------        -------
                                                                        $3,541        $(6,458)       $ 2,082
                                                                        ======        =======        =======

         The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from operations before income taxes are as follows:

                                                                                 Years Ended December 31,
                                                                              -----------------------------
                                                                              1995         1994         1993
                                                                              ----         ----         ----
Federal statutory rate                                                         34.0%        34.0%       34.0%
Add (deduct):
  State income taxes, net of federal benefit                                    3.2          3.7         3.0
  Research and development tax credits                                         (4.5)         3.6          --
  Equity in net earnings of affiliates                                         (0.8)         2.0        (6.4)
  Other, net                                                                    2.3          2.6         1.5
                                                                               ----         ----        ----
                                                                               34.2%        45.9%       32.1%
                                                                               ====         ====        ====

         Net operating loss, capital loss and tax credit carryforward amounts and their respective expiration dates for income tax purposes are as follows (in thousands):

                                                                         Amount            Expiration Date
                                                                         -------        ---------------------
Net operating loss                                                       $14,658           1996 through 2008
State net operating losses in excess of federal                           15,817           1997 through 2007
Research and development tax credits                                       4,116           2002 through 2010
Alternative minimum tax credits                                            1,103                  Indefinite
Miscellaneous credits                                                        700           1997 through 2005
Foreign tax net operating loss                                               563           1997 through 1998

         The valuation allowance for deferred tax assets is $2,148,000 at December 31, 1995 and 1994.

NOTE 10 -  RELATED PARTY TRANSACTIONS

         The Company has a policy whereby transactions with directors, executive officers and related parties require the approval of a disinterested majority of the Board of Directors.

         Prior to NSC's acquisition of the asbestos abatement division of Brand in May 1993, the Company had an intercompany loan and management services arrangement with NSC. Under the intercompany loan arrangement, the Company would borrow from NSC its excess cash and advance to NSC funds for working capital requirements and expansion of NSC's business. The Company charged NSC net interest expense of $275,000 for the year ended December 31, 1993. In addition, the Company and its subsidiaries furnished to NSC management services for financial, administrative, legal and certain other staff functions. The Company charged NSC $149,000 for the year ended December 31, 1993, for such services. The Company believes the charges for such services have been made on a reasonable basis and approximate what it would have cost NSC to obtain such services on its own. Upon completion of the Brand asbestos abatement division acquisition, such intercompany loan and management services agreements were terminated.

         The Company has been reimbursed by NSC for certain third party charges paid on NSC's behalf, such as letter of credit fees, insurance and bonding costs and legal fees. The costs charged to NSC for general liability and other insurance coverages were $227,000, $363,000 and $93,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, prior to NSC's acquisition of Brand's asbestos abatement division, NSC employees were eligible to participate in OHM's group insurance and other employee benefit plans. The costs charged to NSC for such employee benefits were $242,000 for the year ended December 31, 1993.

         In the normal course of business, NSC has provided the Company with subcontract services on certain of its projects for asbestos abatement and industrial maintenance services. The costs for such services were $212,000, $1,377,000 and $3,469,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         In the normal course of business, the Company has provided to WMX and its affiliates certain subcontractor services on remediation and construction projects, the cost of these services, in the aggregate, were $10,242,000 for the year ended December 31, 1995. The Company has purchased from WMX and its affiliates, hazardous waste disposal services, the cost of these services, in the aggregate, were $6,636,000 for the year ended December 31, 1995. At December 31, 1995, the Company has $3,871,000 of accounts receivable and $806,000 of accounts payable recorded related to such activities. In addition to the above, the Company's financial statements at December 31, 1995 include a receivable from WMX for $15,000,000, which is related to final payments due under terms of the Reorganization Agreement, as amended March 22, 1996. Such amount was paid to the Company on March 25, 1996.

         The Company rents certain buildings from The KDC Company and Findlay Machine and Tool, Inc. Rental expenses for these facilities totaled $94,000, $38,000 and $33,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The principal shareholders of the company are certain officers and directors of the Company.

         The Company has purchased general contractor services and equipment from Alvada Construction, Inc. which totaled $226,000, $24,000 and $166,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The principal shareholder of the company is directly related to certain officers and directors of the Company.

         In the normal course of business, the Company has purchased subcontractor services on certain of its projects from Kirk Brothers Co., Inc. which totaled $615,000 and $2,055,000 for the years ended December 31, 1995 and 1994, respectively. The principal shareholders of the company are directly related to certain officers and directors of the Company.

NOTE 11 -  AGREEMENT WITH FORMER SHAREHOLDER

         During 1985, the Company executed a pension agreement with a former officer, directly related to certain directors of the Company, for an annual pension commencing on June 1, 1990, of $96,000, subject to cost of living adjustments, for the remainder of his life and that of his spouse if she survives him. The Company made pension payments totaling $102,000, $109,000 and $105,000 pursuant to this agreement during the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 12 -  CAPITAL STOCK

         The Company has authorized 2,000,000 shares of preferred stock at a $10.00 par value. No shares of preferred stock had been issued at December 31, 1995. The rights and preferences of the preferred stock will be fixed by the Board of Directors at the time such shares are issued. The preferred stock, when issued, will have dividend and liquidation preferences over those of the common shareholders.

         In December 1993, the Company completed a public offering of 3,365,000 shares of common stock at $11.00 per share. Total net proceeds to the Company from such offering were $34,963,000, less issuance expenses of $705,000, and were used to reduce the outstanding amounts under the Company's revolving credit agreement. If the offering had occurred at the beginning of 1993, pro forma income per share would have been $0.37. This pro forma per share data is unaudited and not necessarily indicative of the results that would have been obtained had this event actually occurred at the assumed date. In January 1994, the Company issued an additional 85,000 shares of common stock at $11.00 per share which resulted in $883,000 of net proceeds, less issuance expenses of $86,000, to the Company.

         On March 28, 1995, the Company sold to H. Wayne Huizenga and an affiliated family foundation 1,000,000 shares of its common stock and options for an aggregate purchase price of $10,000,000, less issuance expenses of $25,000. The options are exercisable over five years for the purchase of 620,000 shares of common stock upon payment of $10.00 per share and 380,000 shares of common stock upon payment of $12.00 per share.

         On May 30, 1995, the Company issued 9,668,000 shares of common stock in exchange for substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business of Rust. In addition, the Company issued a warrant to purchase up to 700,000 shares of common stock at an exercise price of $15.00 per share to Rust's parent company, WMX, in exchange for a $62,000,000 guarantee of the Company's indebtedness by WMX. The warrant is exercisable until May 30, 2000. See "Note 2 - Acquisition."

NOTE 13 -  STOCK OPTION PLAN

         In 1986, the Company adopted and the shareholders approved the 1986 Stock Option Plan (the "1986 Plan") which provides for the granting of stock options to directors, officers and key employees at prices not less than the fair market value of the Company's common stock on the date of grant. A total of 1,850,000 shares of the Company's common stock had been reserved for issuance upon the exercise of options granted under the 1986 Plan at December 31, 1993. The total amount of shares reserved for issuance was subsequently increased to 2,850,000 by vote of the shareholders at the 1994 Annual Meeting. Substantially all options presently issued under the 1986 Plan are exercisable in cumulative annual installments ranging up to 20 percent commencing on the date of grant and expiring ten years thereafter. The number of shares available for grants of additional options under the 1986 Plan were 254,844 and 752,859 at December 31, 1995 and 1994, respectively.

         On August 6, 1992, the Company's Board of Directors approved a stock option plan for the Board of Directors (the "Directors' Plan"), which was subsequently approved by the Company's shareholders at the 1993 Annual Meeting. The Directors' Stock Option Plan provides for the immediate grant to each non-employee director a stock option for 15,000 shares of the Company's common stock, less the number of shares held by any such director under the 1986 Stock Option Plan. Additionally, the Directors' Plan provides for additional grants of stock options for 5,000 shares of the Company's common stock, at prices not less than the fair value, to each non-employee director annually. Options granted under the Directors' Plan may not be exercised for a period of six months following the date of grant and terminate ten years after the date of grant or eighteen months after the holder ceases to be a member of the Board of Directors, whichever occurs earlier. The total number of shares available for grants of additional options under the Directors' Plan at December 31, 1995 and 1994 was 850,000 and 915,000, respectively.

         The following is a summary of the stock option activity:

                                                                        Number                Price Range
1986 PLAN                                                              of Shares               Per Share
                                                                      -----------        ----------------------
Outstanding at January 1, 1993                                         1,258,200             $ 6.38  - $ 7.75
  Granted                                                                597,950               8.25  -  11.88
  Exercised                                                              (30,480)              7.63  -  10.25
  Cancelled                                                             (339,870)              7.63  -  10.25
                                                                     -----------              ---------------
Outstanding at December 31, 1993                                       1,485,800               6.38  -  11.88
  Granted                                                                477,350               9.75  -  16.25
  Exercised                                                             (105,425)              7.00  -  11.88
  Cancelled                                                              (92,375)              7.00  -  11.88
                                                                     -----------              ---------------
Outstanding at December 31, 1994                                       1,765,350               6.38  -  16.25
  Granted                                                                632,750               7.13  -  12.50
  Exercised                                                             (249,545)              6.38  -  10.88
  Cancelled                                                             (134,735)              7.63  -  16.25
                                                                     -----------              ---------------
Outstanding at December 31, 1995                                       2,013,820               6.38  -  16.25
                                                                     -----------              ---------------
Exercisable at December 31, 1995                                         935,105             $ 6.38 -  $16.25
                                                                      ==========              ===============
DIRECTORS' PLAN
Outstanding at January 1, 1993                                            35,000             $ 7.63  - $ 7.63
  Granted                                                                 25,000               8.25  -   8.25
                                                                     -----------              ---------------
Outstanding at December 31, 1993                                          60,000               7.63  -   8.25
  Granted                                                                 25,000              15.63  -  15.63
                                                                     -----------              ---------------
Outstanding at December 31, 1994                                          85,000               7.63  -  15.63
  Granted                                                                 65,000              11.75  -  12.00
                                                                     -----------              ---------------
Outstanding at December 31, 1995                                         150,000               7.63  -  15.63
                                                                     -----------              ---------------
Exercisable at December 31, 1995                                         150,000              $ 7.63 - $15.63
                                                                      ==========              ===============

NOTE 14 -  RETIREMENT AND PROFIT-SHARING PLANS

         The Company has a Retirement Savings Plan (the "Plan") which allows each of its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who are employed full-time, are over twenty-one years of age, and have one year of service with the Company. The Company may, at its discretion, make matching contributions and profit sharing contributions to the Plan out of its profits for the plan year. The Company made matching contributions of $1,643,000, $1,225,000 and $743,000 to the Plan for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 15 -  LITIGATION AND CONTINGENCIES

         The Company's accounts receivable at December 31, 1995 include a claim receivable aggregating approximately $25,833,000 in direct and other costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct and other costs to date for activities which the Company's management believed exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and Oxy USA, Inc. ("Oxy") as well as differing site conditions. In addition, at December 31, 1995, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, Citgo filed an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgment action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000.
The Company believes that such assertion of damages is totally without merit since the contract expressly provides that Citgo's sole remedy for production shortfalls by the Company are liquidated damages not to exceed $500,000. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications. Additionally, in July 1995, the Company also filed a third party complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

         The Company has also become involved in litigation with Occidental Chemical Corporation ("Occidental") relating to a separate project performed in 1993 and 1994 for Occidental. The Company's accounts receivable at December 31, 1995 include a claim receivable of $8,501,000 in direct and other costs relating to this project. The litigation arises from an October 1993 contract between the Company and Occidental for work at a contaminated site in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company's management believes were materially different than as represented by Occidental. The Company believes that Occidental has implicitly acknowledged the existence of differing conditions at the site through its previous execution and partial payment of a change order relating to the Company's position. In October 1994, Occidental issued a deductive change order deleting substantially all remaining work from the contract. On December 30, 1994, while the Company was in the process of developing a comprehensive request for equitable adjustment, Occidental filed suit against the Company in U.S. District Court for the Western District of New York alleging damages in excess of $50,000, the jurisdictional minimum. On March 3, 1995, Occidental filed an amended complaint seeking $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated wastes. On April 6, 1995, the Company filed its answer and counterclaim denying any liability to Occidental and seeking an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

         Management believes that it has established adequate reserves should the resolution of the above accounts receivable be lower than the amounts recorded and such resolution should not have a material adverse impact upon the Company's consolidated results of future operations or financial condition.
See "Note 3 - Accounts Receivable and Costs and Estimated Earnings on Contracts in Process."

         The Company was named in April 1994 as one of 33 third party defendants in a case titled UNITED STATES OF AMERICA V. AMERICAN CYANAMID COMPANY, INC., ET AL., pending in the United States District Court for the

Southern District of West Virginia. This litigation (the "Cost Recovery Litigation") arises out of claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site ("Fike") in Nitro, West Virginia (the "Site"). The Company was retained as a response action contractor for the site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of allegedly negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks to recover clean-up costs from the Company and the other third party defendants. The Company has submitted claims for indemnification related to the lawsuit under its contract with the USACE and the EPA, has notified its contractors pollution liability insurance carrier and has impleaded the United States. The PRPs also filed a suit against the Company on behalf of the United States under the qui tam provisions of the False Claims Act (the "qui tam suit") and caused the United States to conduct an investigation of the accuracy of the Company's billings to the EPA. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company and will not intervene in the qui tam suit. The Company has reached an agreement in principle disposing of any civil liability relating to the qui tam suit and the government investigation with respect to Fike. Such agreement in principle was fully reserved in the Company's financial statements at December 31, 1995. The Company has also reached an agreement in principle disposing of the Cost Recovery Litigation without any costs to the Company.

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

NOTE 16 -  MAJOR CUSTOMERS

         Revenue from federal government agencies accounted for 71%, 55% and 40% of total revenue from continuing operations for the years ended December 31, 1995, 1994 and 1993, respectively. Revenue from state and local government agencies accounted for 5%, 10% and 7% of total revenue from continuing operations for the years ended December 31, 1995, 1994 and 1993, respectively. There were no industrial customers which accounted for more than 10% of total revenue for the years ended December 31, 1995, 1994 and 1993.

NOTE 17 -  SPECIAL CHARGES

         The Company's consolidated statement of operations for the year ended December 31, 1995 includes a $2,312,000 (net of $1,542,000 income tax benefit) or $0.10 per share, charge for integration costs related to the acquisition of the Division. The charge was recorded as a selling, general and administrative expense and was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

         The Company's consolidated statement of operations for the year ended December 31, 1994 included a special charge of $15,000,000 (net of $10,000,000 income tax benefit) or $0.96 per share, to establish a reserve for accounts receivable, primarily where such accounts are in litigation. Such charge was recorded as a reduction of revenue.

NOTE 18 -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth the Company's condensed consolidated statements of operations by quarter for 1995 and 1994.

                                                        First          Second        Third          Fourth
                                                       Quarter        Quarter       Quarter         Quarter
                                                       -------        -------       -------         -------
1995                                                           (In Thousands, Except Per Share Data)
----
Revenue                                                 $ 80,217        $99,501      $135,886       $142,321
Gross profit                                              12,910         16,144        19,071         16,651
Selling, general and administrative expenses (1)           7,681         13,285        12,348         11,909
Operating income                                           5,229          2,859         6,723          4,742
Net income                                              $  1,287        $   234      $  3,187       $  2,099
                                                        ========        =======      ========       ========
Net income per share                                    $   0.08        $  0.01      $   0.12       $   0.08
                                                        ========        =======      ========       ========

1994
----
Revenue (2)                                              $75,031        $94,686      $ 91,308       $ 62,356
Gross profit (loss)                                       10,384         13,691        15,033        (11,886)
Selling, general and administrative expenses               7,287          8,316         8,419          8,259
Operating income (loss)                                    3,097          5,375         6,614        (20,145)
Net income (loss)                                       $    805        $ 2,069      $  2,615       $(13,105)
                                                        ========        =======      ========       ========
Net income (loss) per share                             $   0.05        $  0.13      $   0.16       $  (0.84)
                                                        ========        =======      ========       ========

NOTES:

(1) During the second quarter of 1995, the Company recorded a $3,854,000 pre-tax, $2,312,000 after-tax or $0.10 per share, charge to expense for integration costs related to the acquisition of the Division. The charge was recorded in selling, general and administrative expenses and was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

(2) During the fourth quarter of 1994, the Company recorded a $25,000,000 pre-tax charge against revenue, $15,000,000 after-tax or $0.96 per share, to establish a reserve for accounts receivable, primarily where such accounts are in litigation.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
OHM Corporation

         We have audited the accompanying consolidated balance sheets of OHM Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OHM Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            ERNST & YOUNG LLP

Columbus, Ohio
February 13, 1996,
except for Notes 2 and 10, as to which the date is March 25, 1996





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

PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this item, in addition to that set forth above in
Part I under the caption "Executive Officers of the Registrant," is set forth in the section entitled "Election of Directors" contained on pages 2 through 4 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") in connection with the Company's 1996 Annual Meeting of Shareholders, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information required by this item is contained on pages 7 through 11 of the Proxy Statement under the caption "Executive Compensation and Other Information," and such information is incorporated herein by reference except that the information included under the headings "Board Compensation Committee Report" and "Performance Graph" is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The information required by this item is contained on pages 5 and 6 of the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof," and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information required by this item is contained on pages 14 through 16 of the Proxy Statement under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

         Consolidated Balance Sheets
         -As of December 31, 1995 and 1994

         Consolidated Statements of Operations
         -For the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Changes in Shareholders' Equity -For the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows
         -For the Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

(a)(2) The following consolidated financial statement schedule of the Company and its subsidiaries is included in Item 14(d):

         Schedule II      Valuation and Qualifying Accounts
                          -- For the Years Ended December 31, 1995, 1994 and
                             1993

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits

         The following Exhibits are included in this Annual Report on Form
10-K:

Exhibit                                                 Exhibit
Number                                                Description
-------                                               -----------
   2.1       Agreement of Merger dated as of May 6, 1994 by and between OHM Corporation, a Delaware corporation and the Registrant
             [incorporated by reference to Exhibit 2(a) to Registrant's Annual Report on Form 10-K for the year ended December 31,
             1994].

   2.2       Agreement and Plan of Reorganization among OHM Corporation, Rust Remedial Services, Inc., Enclean Environmental
             Services Group, Inc., Rust Environmental, Inc., and Rust International Inc. dated December 5, 1994 [incorporated by reference to Appendix B to Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 11,
             1995].

   2.3       Amendment dated as of May 4, 1995 to the Agreement and Plan of Reorganization dated as of December 5, 1994 by and among OHM Corporation, Rust Remedial Services Inc., Enclean Environmental Services Group, Inc., Rust Environmental,
             Inc., and Rust International Inc. [incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1995].

   2.4       Amendment No. 2 dated as of July 27, 1995 to the Agreement and Plan of Reorganization dated as of December 5, 1994 by and among OHM Corporation, Rust Remedial Services Inc., Enclean Environmental Services Group, Inc., Rust Environmental,
             Inc., and Rust International Inc. [incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on
             Form 10-Q for the quarter ended September 31, 1995].

   2.5       Amendment No. 3, Settlement and Release Agreement dated as of March 22, 1996 to the Agreement and Plan of
             Reorganization dated December 5, 1994 by and among OHM Corporation, OHM Remediation Services Corp., Rust Remedial
             Services Inc., Rust International Inc. and WMX Technologies, Inc.

   2.6       Standstill and Non-Competition Agreement by and among the Registrant, WMX Technologies, Inc., and Rust International
             Inc., dated May 30, 1995 [incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1995].

   2.7       Warrant Agreement by and between WMX Technologies, Inc., and the Registrant dated May 30, 1995 [incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

   2.8       Stock Purchase Agreement by and between the Huizenga Family Foundation, Inc. and OHM Corporation dated as of March 28,
             1995 [incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995].

   2.9       Stock Purchase Agreement by and between H. Wayne Huizenga and OHM Corporation dated as of March 28, 1995 [incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995].





__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.


  3.1        Amended and Restated Articles of Incorporation of the Registrant dated May 19, 1994 [incorporated by reference to
             Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

  3.2        Regulations of the Registrant [incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1994].

  4.1        Indenture dated as of October 1, 1986 between Registrant and United States Trust Company of New York, Trustee, relating to the Registrant's 8% Convertible Subordinated Debentures due October 1, 2006 [incorporated by reference to Exhibit
             4(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986].

  4.2        Specimen Debenture Certificate [incorporated by reference to Exhibit 4(b) to Registrant's Amendment No. 1 to
             Registration Statement on Form S-1, No. 33-8296].

  4.3        First Supplemental Indenture dated as of May 20, 1994 by and among the Registrant and United States Trust Company of
             New York [incorporated by reference to Exhibit 4(c) to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1994].

  4.4        Specimen Common Stock Certificate [incorporated by reference to Exhibit 4(d) to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1994].

  10.1*      OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994 [incorporated by reference to
             Appendix 2 to Registrant's Proxy Statement for its Annual Meeting held May 10, 1994].

  10.2*      OHM Corporation Nonqualified Stock Option Plan for Directors [incorporated by reference to Exhibit 10(c) to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992].

  10.3*      OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994 [incorporated by reference to
             Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

  10.4*      Amendment No. 1 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994 [incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

  10.5*      Amendment No. 2 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994.

  10.6*      OHM Corporation Retirement Savings Plan Trust Agreement between Registrant and National City Bank, as Trustee, as amended and restated effective July 1, 1994 [incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

  10.7*      OHM Corporation Directors' Deferred Fee Plan [incorporated by reference to Exhibit 10(e) to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1994].

  10.8*      Amendment No. 1 to OHM Corporation Directors' Deferred Fee Plan [incorporated by reference to Exhibit 10(b) to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].




__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

  10.9*      Form of Amended and Restated Indemnification Agreements entered into between Registrant and its Directors and Executive
             Officers.

  10.10*     Form of Employment Agreements providing certain severance benefits in the event of a change of control entered into between Registrant and certain of its executive officers.

  10.11      Revolving Credit Agreement dated as of May 31, 1995 among OHM Corporation and OHM Remediation Services Corp., and the
             banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America Illinois, as Issuing and Paying
             Agent and Co-Agent [incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1995].

  10.12      Amendment No. 1 dated as of October 16, 1995 to the Revolving Credit Agreement dated as of May 31, 1995 among OHM
             Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative
             Agent and Bank of America Illinois, as Issuing and Paying Agent and Co-Agent [incorporated by reference to Exhibit
             10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 31, 1995].

  10.13      Security Agreement dated as of May 11, 1993, among OHM Corporation, OHM Remediation Services Corp. and Continental Bank
             N.A., as Administrative Agent [incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form
             10-Q for the quarter ended June 30, 1993].

  10.14      First Amendment dated as of May 4, 1994 to Security Agreement dated as of May 11, 1993 by and between the Registrant,
             OHM Remediation Services Corp., and Bank of America Illinois as Issuing and Paying Agent.

  10.15      Second Amendment dated as of May 31, 1995 to Security Agreement dated as of May 11, 1993 by and between the Registrant,
             OHM Remediation Services Corp., and Bank of America Illinois as Issuing and Paying Agent [incorporated by reference to
             Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

  10.16      Pledge Agreement dated as of May 11, 1993, executed by the Registrant in favor of Continental Bank N.A., as
             Administrative Agent [incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1993].

  10.17      First Amendment dated as of May 31, 1995 to Pledge Agreement dated as of May 11, 1993 by and between the Registrant and
             Bank of America Illinois as Issuing and Paying Agent [incorporated by reference to Exhibit 10(f) to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

  10.18      Intercreditor Agreement dated May 31, 1995 by and among Citicorp USA, Inc., as administrative agent, Bank of America
             Illinois, as issuing and paying agent and WMX Technologies, Inc. [incorporated by reference to Exhibit 10(h) to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

  10.19      Guarantee Agreement by and among the Registrant and WMX Technologies, Inc., dated May 30, 1995 [incorporated by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].






__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

  10.20      Reimbursement Agreement dated as of May 31, 1995 among WMX Technologies, Inc., OHM Corporation, and OHM Remediation
             Services Corp. [incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1995].

  10.21      Security Agreement dated as of May 31, 1995 by and between the Registrant, OHM Remediation Services Corp., and WMX
             Technologies, Inc. [incorporated by reference to Exhibit 10(k) to the Registrant's Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1995].

  10.22      Pledge Agreement dated as of May 31, 1995 by and between the Registrant and WMX Technologies, Inc. [incorporated by reference to Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

  10.23      Master Loan and Security Agreement dated May 11, 1993, between OHM Remediation Services Corp. and BOT Financial
             Corporation [incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1993].

  10.24      Amendment No. 1 to Master Loan and Security Agreement dated as of January 19, 1995 between BOT Financial Corporation and OHM Remediation Services Corp. [incorporated by reference to Exhibit 10(g) to the Registrant's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1995].

  10.25      Promissory Note dated December 23, 1993 executed by OHM Remediation Services Corp. in favor of BOT Financial
             Corporation [incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1993].

  10.26      Promissory Note dated December 28, 1994 executed by OHM Remediation Services Corp. in favor of BOT Financial
             Corporation [incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1994].

  10.27      Loan and Security Agreement dated as of August 1, 1994 by and between OHM Remediation Services Corp. and Internationale
             Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10- Q for the quarter ended September 30, 1994].

  10.28      Promissory Note dated August 31, 1994 executed by OHM Remediation Services Corp. in favor of Internationale Nederlanden
             Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1994].

  10.29      Continuing Corporate Guaranty dated as of August 1, 1994 executed by OHM Corporation in favor of Internationale
             Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994].

  10.30      Purchase Agreement dated as of December 15, 1992, among OHM Corporation, NSC Corporation, NSC Industrial Services
             Corp., Waste Management, Inc., and The Brand Companies, Inc. [incorporated by reference to Exhibit 10(j) to the
             Registrant's Annual Report on Form 10-K for the year ended December 31, 1992].

  10.31      Stock Purchase Agreement dated December 17, 1992, among OHM Corporation and Chemical Waste Management, Inc.
             [incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December
             31, 1992].

  10.32*     OHM Corporation 1996 Management Incentive Plan.





__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

  10.33*     OHM Corporation Executive Retirement Plan, dated as of January 1, 1996.

  11         Statement Re Computation of Per Share Earnings.

  21         Subsidiaries of the Registrant.

  23         Consent of Ernst & Young LLP.

  24         Powers of Attorney of certain directors of the Company.

  27         Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the three months ended December 31, 1995.

(c) The response to this portion of Item 14 is included as Exhibits to this report.

(d) The following consolidated financial statements of NSC Corporation and its subsidiaries, which are consolidated under the equity method of accounting in the Company's financial statements, are included in this Annual Report on Form 10-K pursuant to the requirements of Rule 3-09 of Regulation S-X:

         Consolidated Balance Sheets
         -December 31, 1995 and 1994

         Consolidated Statements of Operations
         -Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Changes in Stockholders' Equity -Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows
         -Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

         Financial Statement Schedule

         Schedule II      Valuation and Qualifying Accounts
                          -Years Ended December 31, 1995, 1994 and 1993





__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OHM CORPORATION

                                      By:  /s/ JAMES L. KIRK
                                          ------------------------------------
                                           James L. Kirk-Chairman of the Board,
                                           President and Chief Executive Officer
March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 29, 1996.

/s/ JAMES L. KIRK
--------------------------------------------
James L. Kirk-Chairman of the Board, President and
Chief Executive Officer

/s/ HAROLD W. INGALLS
--------------------------------------------
Harold W. Ingalls-Vice President, Finance and Chief
Financial Officer (Principal Financial Officer)

/s/ KRIS E. HANSEL
--------------------------------------------
Kris E. Hansel-Vice President and Controller (Principal Accounting Officer)

*  VICTOR J. BARNHART
--------------------------------------------
   Victor J. Barnhart-Director

*  HERBERT A. GETZ
--------------------------------------------
   Herbert A. Getz-Director

*  IVAN W. GORR
--------------------------------------------
   Ivan W. Gorr-Director

*  CHARLES D. HOLLISTER
--------------------------------------------
   Charles D. Hollister-Director

*  JOSEPH R. KIRK
--------------------------------------------
   Joseph R. Kirk-Director

*  JAMES E. KOENIG
--------------------------------------------
   James E. Koenig-Director

*  RICHARD W. POGUE
--------------------------------------------
   Richard W. Pogue-Director

*  CHARLES W. SCHMIDT
--------------------------------------------
   Charles W. Schmidt-Director

* The undersigned, by signing his name hereto does sign and execute this report pursuant to Powers of Attorney executed on behalf of the above-named directors and contemporaneously herewith filed with the Securities and Exchange Commission.

/s/ JOHN J. RAY, III                                            March 29, 1996
--------------------------------------------
John J. Ray, III, Attorney-in-Fact

                                                   Commission File Number 1-9654
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                           _________________________



                                   FORM 10-K

                    ANNUAL REPORT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995


                           _________________________



                                OHM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





                           _________________________

                                   FINANCIAL
                                   STATEMENT
                                   SCHEDULES
                           _________________________

OHM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)


-------------------------------------------------------------------------------------------------------------------
 Column A                                      Column B       Column C      Column D       Column E       Column F
-------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                            --------------------------

 Description                                  Balance at     Charged to    Charged to         (2)        Balance at
                                              Beginning      Costs and        Other       Deductions        End
                                              of Period       Expenses     Accounts(1)     Describe      of Period
-------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1995
 ----------------------------
   Allowance for Uncollectible Accounts          $26,063        $ 2,931        $2,628         $5,711       $25,911

 Year ended December 31, 1994                    $ 2,776        $25,522            --         $2,235       $26,063
 ----------------------------
   Allowance for Uncollectible Accounts

 Year ended December 31, 1993
 ----------------------------
   Allowance for Uncollectible Accounts          $ 1,601        $ 1,210            --         $   35       $ 2,776


(1) Adjustments made as a result of the acquisition of the environment remediation services business of Rust International, Inc.

(2) Uncollectible accounts charged against the valuation reserve.

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share and Per-Share Data)

                                                                               December 31,
                                                                       --------------------------
                                                                            1995        1994
                                                                       ------------   -----------
ASSETS
Current assets:

  Cash and cash equivalents ..............................................   $  4,158    $  8,818
  Accounts receivable, net ...............................................     27,125      23,188
  Costs and estimated earnings on contracts
    in process in excess of billings .....................................      7,894       5,537
  Inventories ............................................................      1,041       1,735
  Prepaid expenses and other current assets ..............................      1,495       1,245
  Refundable income taxes ................................................         92         125
                                                                         ------------   ---------
                                                                               41,805      40,648

Property and equipment:

  Land ...................................................................        998         998
  Buildings and improvements .............................................      5,588       5,591
  Machinery and equipment ................................................      8,813      12,137
                                                                          ------------   --------
                                                                               15,399      18,726
  Less accumulated depeciation ...........................................     (6,915)     (9,063)
                                                                         ------------   ---------
                                                                                8,484       9,663

  Other noncurrent assets:

    Goodwill, net of accumulated amortization of $5,787 and $4,721 in 1995
    and 1994, repectively ................................................     36,872      37,938
    Other assets .........................................................          -          38
                                                                         ------------   ---------
                                                                               36,872      37,976
                                                                         ------------   ---------

  Total Assets                                                               $ 87,161    $ 88,287
                                                                         ============   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable .......................................................   $  3,063    $  2,901
  Billings in excess of costs and estimated
    earnings on contracts in process .....................................      3,932       4,987
  Accrued compensation and related costs .................................      1,166       1,599
  Federal, state and local taxes .........................................        250         477
  Other accrued liabilities ..............................................      3,511       2,263
  Contingent liabilities .................................................      6,694       3,075
  Current portion of long-term debt ......................................      5,850       3,203
                                                                          ------------   --------
                                                                               24,466      18,505

Noncurrent liabilities:

  Long-term debt .........................................................          -       7,385
  Payable to affiliate ...................................................      1,571           -
  Deferred income taxes ..................................................      3,843       4,335

Stockholders' equity:

  Preferred stock $.01 par value, 10,000,000 shares authorized,
    none issued and outstanding ..........................................          -           -
  Common stock $.01 par value, 20,000,000 shares authorized; 9,971,175
    shares issued and outstanding in both 1995 and 1994 ..................        100         100
  Additional paid-in capital .............................................     56,079      56,079
  Retained earnings ......................................................      1,102       1,883
                                                                         ------------   ---------
                                                                               57,281      58,062
                                                                         ------------   ---------
  Total Liabilities and Stockholders' Equity                                 $ 87,161    $ 88,287
                                                                         ============   =========





  The accompanying notes are an integral part of these consolidated financial statements.

                               NSC CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Data)

                                                    Years Ended December 31,
                                               ------------------------------------
                                                  1995         1994         1993
                                               -------         ----         -----
Gross revenues .............................    $124,529     $132,218     $110,254
Less direct subcontract costs ..............      24,426       23,672       23,751
                                                --------     --------     --------
  Net Revenues .............................     100,103      108,546       86,503
Costs of services ..........................      80,656       86,830       65,602
                                                --------     --------     --------
  Gross Profit .............................      19,447       21,716       20,901
Selling, general and administrative expenses      16,353       15,548       13,687
Goodwill amortization ......................       1,066        1,067          858
                                                --------     --------     --------
  Operating Income .........................       2,028        5,101        6,356
                                                --------     --------     --------
Other:
  Interest expense .........................         587          804          807
                                                    (227)        (386)        (397)
                                                --------     --------     --------
                                                     360          418          410
                                                --------     --------     --------
  Income Before Income Taxes ...............       1,668        4,683        5,946
Income taxes ...............................         953        2,117        2,573
                                                --------     --------     --------
  Net Income ...............................    $    715     $  2,566     $  3,373
                                                ========     ========     ========
Net income per share .......................    $   0.07     $   0.26     $   0.40
                                                ========     ========     ========

Weighted-average number of common and
common-equivalent shares outstanding .......       9,971        9,971        8,504
                                                ========     ========     ========







  The accompanying notes are an integral part of these consolidated financial statements.

                               NSC CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In Thousands, Except Per-Share Data)


                                                  Common    Stock
                                               --------------------       Additional                   Total
                                               Number of                    Paid-in     Retained    Stockholders'
                                                Shares        Amount       Capital      Earnings      Equity
                                               ---------     --------      -------      --------    -----------
Balance at January 1, 1993 .............      5,735               57          30,084         9,405      39,546
Net income..............................          -                -               -         3,373       3,373
Cash dividend declared ($1.20 per share)          -                -               -       (11,965)    (11,965)
Issuance of common stock for acquisition      4,082               41          25,373             -      25,414
Stock options exercised ................        154                2             622             -         624
                                             ------           ------          ------        ------      ------
Balance at December 31, 1993 ...........      9,971              100          56,079           813      56,992
Net income .............................          -                -               -         2,566       2,566
Cash dividend declared ($0.15 per share)          -                -               -        (1,496)     (1,496)
                                             ------           ------          ------        ------      ------
Balance at December 31, 1994 ...........      9,971         $    100        $ 56,079      $  1,883    $ 58,062
                                             ------           ------          ------        ------      ------
Net income .............................          -                -               -           715         715
Cash dividend declared ($0.15 per share)          -                -               -        (1,496)     (1,496)
                                             ------           ------          ------        ------      ------
Balance at December 31, 1995 ...........      9,971         $    100        $ 56,079      $  1,102    $ 57,281
                                             ======           ======          ======        ======      ======

                                NSC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                       Years Ended December 31,
                                                                  ----------------------------------
                                                                      1995       1994        1993
                                                                  ---------     -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income ................................................   $    715    $  2,566       $  3,373
  Adjustments to reconcile net income to net cash
    provided by operating activities:

      Depreciation ..........................................      1,830       2,160          2,132
      Goodwill amortization .................................      1,066       1,067            858
      Deferred income taxes .................................     (1,034)      1,072          3,457
      Gain on disposition of property and equipment .........        (36)       (123)            (5)
  Changes in assets and liabilities, net of effects of
    acquired business:
  Accounts receivable, net ..................................       (984)      2,943         15,912
  Costs and estimated earnings on contracts
    in process in excess of billings ........................     (2,283)     (1,048)           188
  Other current assets ......................................        487       3,884         (2,964)
  Accounts payable ..........................................       (176)     (1,677)          (749)
  Billings in excess of costs and estimated
    earnings on contracts in process ........................     (1,559)       (471)         3,827
  Other current liabilities .................................      4,125      (2,197)        (1,284)
  Other .....................................................         38          14              6
                                                                  ------      ------         ------
      Net cash provided by operating activities                    2,189       8,190         24,751
                                                                  ------      ------         ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .......................       (759)       (814)          (891)
  Proceeds from sale of property and equipment ..............        144         350             49
  Purchase of Brand, net of cash acquired ...................        -           -             (767)
  Net investment in and advances to discontinued operations          -           -           (4,228)
                                                                  ------      ------         ------
      Net cash used in investing activities                         (615)       (464)        (5,837)
                                                                  ------      ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to and from OHM Corporation ...........................        -           -          (14,850)
  Proceeds from issuance of long-term debt ..................        -           -           15,000
  Payments on long-term debt ................................     (4,738)     (3,187)        (2,223)
  Proceeds from issuance of common stock upon exercise of
    stock options ...........................................        -           -              624
  Cash dividend paid ........................................     (1,496)     (1,496)       (11,965)
                                                                  ------      ------         ------
      Net cash used in financing activities                       (6,234)     (4,683)       (13,414)
                                                                  ------      ------         ------
      Net increase (decrease) in cash and cash equivalents ..     (4,660)      3,043          5,500
  Cash and cash equivalents at beginning of periods .........      8,818       5,775            275
                                                                  ------      ------         ------
  Cash and cash equivalents at end of periods ...............   $  4,158    $  8,818       $  5,775
                                                                ========    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

NSC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of NSC Corporation (the "Company") and its wholly-owned subsidiaries, National Surface Cleaning, Inc. ("NSC"), National Service Cleaning Corp. ("NSCC") and since September 4, 1995 Olshan Demolishing Management, Inc. ("ODMI") - see Note 8 - "Transactions with Affiliates". All intercompany transactions have been eliminated in consolidation. The Company is a Delaware corporation and was a seventy percent-owned subsidiary of OHM Corporation ("OHM") through May 3, 1993. On May 4, 1993 pursuant to a Purchase Agreement among the Company, Industrial, OHM, The Brand Companies, Inc. ("Brand") and Waste Management, Inc. ("WMI"), now known as WMX Technologies, Inc., the Company acquired the asbestos-abatement division of Brand (the "Division") in exchange for 4,010,000 shares of the Company's common stock and all the common stock of Industrial. As of December 31, 1995 and 1994, OHM and Rust International Inc. (a successor company to Brand and hereinafter referred to as "Rust") each owned approximately forty percent of the Company's common stock.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material.

REVENUE AND COST RECOGNITION The Company primarily derives its revenues from providing asbestos-abatement, demolition and dismantling and other specialty contracting services under fixed-price, time and materials, unit price contracts and sale of scrap metals. The Company recognizes revenues and related income from its fixed- and unit-price contracts in process using the percentage-of-completion method of accounting. The Company determines the percentage-of-completion of its contracts by comparing costs incurred to date to total estimated costs. Revenues from time and material-type contracts are recorded based on cost incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues are recognized for amounts under pending claims when management believes it is probable the claim will result in additional contract revenues and the amount can be reliably estimated. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect costs related to the contract performance. Selling, general and administrative expenses are charged to expense as incurred. The asset, "costs and estimated earnings on contracts in process in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings on contracts in process in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

DIRECT SUBCONTRACT COSTS The Company incurs a substantial amount of direct subcontract costs which are passed through to its clients. These costs result from the use of subcontractors on projects for labor, transportation and disposal of asbestos materials, analytical and restoration services, and other removal-related services.

INVENTORIES Inventories primarily consist of operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. During 1995, the Company removed from its books fully depreciated assets with a total cost of $3,334,000.

GOODWILL Goodwill is amortized over a 40-year life and is reviewed on an ongoing basis by the Company's management based on several factors, including the Company's projection of undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

LONG-LIVED ASSETS In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). The Company intends to adopt the provisions of FAS 121 in the first quarter of 1996, and does not expect the effect of the adoption to be material to its financial statements.

INCOME TAXES The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities.

STOCK COMPENSATION The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting For Stock Issued To Employees", and intends to continue to do so.

CASH EQUIVALENTS AND CASH FLOW INFORMATION The Company considers all investments having a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates fair market value. Cash paid for income taxes was $1,702,000, $263,000 and $1,063,000 for 1995, 1994, and 1993, respectively. Cash paid for interest was $587,000, $802,000 and $945,000 for 1995, 1994 and 1993, respectively. The effects of the Company's non-cash transactions with ODMI are described in Note 8., Transactions with Affiliates.

NET INCOME PER SHARE The net income per share amounts for 1995, 1994 and 1993 have been computed by dividing net income by the weighted-average number of common and common-equivalent shares outstanding, if dilutive, during the respective periods.

RECLASSIFICATIONS Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

                                                                                         DECEMBER 31,
                                                                                --------------------------------
                                                                                   1995                  1994
                                                                                -----------           ----------
                                                                                      (IN THOUSANDS)
Accounts billed and due currently   . . . . . . . . . . . . . . . . . . . .       $24,479               $20,381
Retained  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,195                 3,589
                                                                                ---------              ---------
                                                                                   27,674                23,970
Allowance for uncollectible accounts  . . . . . . . . . . . . . . . . . . .          (549)                 (782)
                                                                               ----------               -------
                                                                                  $27,125               $23,188
                                                                               ==========              ========

   The retained receivables at December 31, 1995 are expected to be collected within one year.

NOTE 3 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

The consolidated balance sheets include the following amounts:

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                   1995                1994
                                                                                -----------        -----------
                                                                                       (IN THOUSANDS)
Costs incurred on contracts in process  . . . . . . . . . . . . . . . . . .      $ 98,882            $ 85,822
Estimated earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,481              17,138
                                                                                 --------            --------
                                                                                  118,363             102,960
Less billing to date  . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,401             102,410
                                                                                 --------            --------
                                                                                 $  3,962            $    550
                                                                                 =========           ========
Costs and estimated earnings on contracts in
         process in excess of billings  . . . . . . . . . . . . . . . . . .      $  7,894            $  5,537
Billings on contracts in process in excess of
         costs and estimated earnings . . . . . . . . . . . . . . . . . . .        (3,932)             (4,987)
                                                                                 --------            --------

                                                                                 $  3,962            $    550
                                                                                 ========            ========

Costs and estimated earnings on contracts in process in excess of billings included reserves for contract revenue adjustments of $442,000 and $530,000 at December 31, 1995 and 1994, respectively. The Company recognizes revenue from its fixed and unit price contracts in process using the percentage of completion method of accounting, which requires the use of estimates. Such estimates are subject to changes throughout the duration of the contract, due to factors such as technical problems, disputes, weather, delays caused by external sources and fluctuations in the prices of materials.

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:


                                                                                              DECEMBER 31,
                                                                                        -------------------------
                                                                                            1995           1994
                                                                                        -----------     ---------
                                                                                               (IN THOUSANDS)
   Deferred tax assets:
      AMT credit carryforward   . . . . . . . . . . . . . . . . . . . . . . . . .        $  ---          $   573
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,840              533
      Allowance for uncollectible accounts  . . . . . . . . . . . . . . . . . . .           219              313
                                                                                         ------           ------
        Total deferred tax assets   . . . . . . . . . . . . . . . . . . . . . . .         2,059            1,419
  Deferred tax liabilities:
      Tax over book depreciation  . . . . . . . . . . . . . . . . . . . . . . . .           932            1,041
      Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,542            3,391
      Contract revenue recognition  . . . . . . . . . . . . . . . . . . . . . . .           515              574
      Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . .           597              498
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ---              476
                                                                                         ------          -------
        Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . .         5,586            5,980
                                                                                         ------          -------

        Net deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . .        $3,527          $4,561
                                                                                         ======          =======

Significant components of the provision for income taxes (benefit) are as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                          1995         1994        1993
                                                                          ----         ----        ----
                                                                                 (IN THOUSANDS)
Current:
         Federal  . . . . . . . . . . . . . . . . . . . . . .            $1,404       $  768       $ (685)
         State    . . . . . . . . . . . . . . . . . . . . . .               583          277         (199)
                                                                         ------       ------       ------
         Total current taxes (benefit)  . . . . . . . . . . .             1,987        1,045         (884)
                                                                         ------       ------       ------
Deferred:
         Federal  . . . . . . . . . . . . . . . . . . . . . .              (664)         831        2,678
         State  . . . . . . . . . . . . . . . . . . . . . . .              (370)         241          779
                                                                         ------       ------       ------
         Total deferred taxes (benefit). . . . . . . . . . .             (1,034)       1,072        3,457
                                                                         ------       ------       ------


              Total income tax provision . . . . . . . . . .             $  953       $2,117       $2,573
                                                                         ======       ======      =======

The reasons for differences between income taxes attributable to continuing operations and the amount computed by applying the federal statutory tax rate (34% is the statutory tax rate for companies that have less than $10 million of taxable income) to income from continuing operations before income taxes are:

                                                                            YEARS ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                                LIABILITY METHOD
                                                                          ----------------------------
                                                                          1995         1994        1993
                                                                          ----         ----        ----
                                                                                 (IN THOUSANDS)
Federal statutory rate  . . . . . . . . . . . . . . . . . .             34.0%        34.0%        34.0%
Add (deduct):
             State income taxes, net of federal tax benefit              8.2          7.1          6.5
             Goodwill amortization  . . . . . . . . . . . .             10.9          3.9          3.0
             Other  . . . . . . . . . . . . . . . . . . . .              4.0          0.2         (0.2)
                                                                      ------       ------       ------

                                                                        57.1%        45.2%        43.3%
                                                                      ======       ======       ======

NOTE 5 - LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                    ------------------
                                                                                    1995             1994
                                                                                    ----             ----
                                                                                      (IN THOUSANDS)
7.36% notes, due 1997   . . . . . . . . . . . . . . . . . . . . . . . . . .     $     ---          $   207
8.21% notes, due 1997   . . . . . . . . . . . . . . . . . . . . . . . . . .           ---              431
Variable-rate revolving credit facility   . . . . . . . . . . . . . . . . .          5,850           9,950
                                                                                    ------         -------
                                                                                     5,850          10,588

Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,850           3,203
                                                                                    ------         --------
                                                                                $      ---         $  7,385
                                                                                 =========         ========

The Company has a $25,000,000 revolving credit facility (the "Facility") with two banks that expires on June 5, 1996. Under the terms of the Facility, the Company as of December 31, 1995 has outstanding $5,850,000 on a term loan basis and may borrow up to $8,000,000 on a revolving basis; the remaining unused balance is available for letters of credit. Amounts outstanding under the Facility bear interest at 150 to 225 basis points above LIBOR and are secured by substantially all the Company's assets. Subsequent to December 31, 1995 the Company repaid the full amount outstanding under the Facility.

In connection with the acquisition of the Division, Rust (successor to Brand) has provided the Company with a $25 million revolving credit facility. Under this revolving credit agreement, Rust will make available revolving loans to the Company until May 3, 1996 in amounts not to exceed $25 million. Such loans will be subordinate to the senior bank financing described above, be unsecured, bear interest at the prime rate as announced by a certain bank plus 1% and be utilized for working capital purposes. Interest on such loans will be payable on a quarterly basis, and the aggregate principal amount of such loans will mature on June 6, 1996. No amounts were outstanding under this revolving credit agreement at December 31, 1995 or 1994.

NOTE 6 - CAPITAL STOCK

The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock, $0.01 par value, without any further vote or action by the stockholders. As of December 31, 1995 no preferred stock has been issued.

Pursuant to an agreement among the Company, Rust and OHM dated May 4, 1993 each of Rust and OHM has the right to demand registration, at their own expense, of all or a portion of the common stock of the Company held by it. In the event either Rust or OHM demands such registration, the other entity has the right to participate. This agreement is subject to certain conditions and limitations, including limitations as to the frequency of exercise and Rust's and OHM's right to participate in other registrations of the Company.

NOTE 7 - STOCK OPTION PLAN

The Company has a stock option plan (the "1990 Plan") which provides for the granting of options to acquire up to 860,000 shares of the Company's common stock. The options are issuable to directors, officers and key employees at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The stock options granted under the 1990 Plan are exercisable in either cumulative annual installments ranging up to 25% or immediately commencing on the date of grant, and expire ten years thereafter. At December 31, 1995 656,750 shares were available for grants of additional stock options under the 1990 Plan.

The following summarizes stock option activity during 1995, 1994 and 1993:

                                                                                   1990 PLAN
                                                                      ----------------------------------
                                                                        NUMBER OF         OPTION PRICE
                                                                         OPTIONS        RANGE PER SHARE
                                                                      -------------   -------------------
Outstanding at January 1, 1993  . . . . . . . . . . . . . . .             711,420       $4.00  -  $9.00
         Granted  . . . . . . . . . . . . . . . . . . . . . .              10,000                  4.50
         Exercised  . . . . . . . . . . . . . . . . . . . . .            (156,000)                 4.00
         Canceled . . . . . . . . . . . . . . . . . . . . . .            (116,000)       4.00  -   9.00
                                                                        ---------
Outstanding at December 31, 1993  . . . . . . . . . . . . . .             449,420        4.00  -   8.75
         Canceled . . . . . . . . . . . . . . . . . . . . . .            (224,100)       4.00  -   8.75
                                                                        ---------
Outstanding at December 31, 1994  . . . . . . . . . . . . . .             225,320        4.00  -   8.50
         Canceled . . . . . . . . . . . . . . . . . . . . . .            (178,070)       4.00  -   6.00
                                                                        ---------
Outstanding at December 31, 1995  . . . . . . . . . . . . . .              47,250        4.00  -   8.50
                                                                        ---------
Exercisable at December 31, 1995   . . . . . . . . . . . . .               47,250        4.00  -   8.50
                                                                        =========

NOTE 8 - TRANSACTIONS WITH AFFILIATES

In April 1995, the Company entered into an Interim Management Agreement and Operating Agreement (the "Agreements") with Rust under which the Company, through ODMI, assumed the management of Olshan Demolishing Company ("ODC"), a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market. In connection with the Interim Management Agreement, Rust paid the Company a one-time, non-refundable fee of $500,000, and in September 1995, the Company assumed the management of the operations of ODC.

The term of the Operating Agreement extends through April 2005, although the occurrence of certain conditions or events could trigger early termination. Pursuant to the provisions of the Operating Agreement, Rust provided the Company a non-interest bearing working capital loan, payable upon termination of the Operating Agreement, of approximately $1,571,000, of a possible maximum $5,500,000, by transferring to the Company current assets of $3,062,000 and current liabilities of $1,491,000.

The results of operations of ODMI since September 1995 are consolidated with the Company's results of operations. In exchange for the right to operate ODC, the Company is required to pay Rust an annual fee based on operating profit, if any, which amounted to $163,000 in 1995. In the event that ODC incurs operating losses, Rust would be required to reimburse the Company for a portion of these losses.

The Company has, from time to time, provided asbestos-abatement and related services to affiliates of OHM on a subcontract basis. Revenues recognized from these affiliates for such services were $212,000, $1,377,000 and $3,469,000 for 1995, 1994 and 1993, respectively.

In addition, the Company has, from time to time, provided asbestos-abatement and related services to Rust and certain of its affiliates on a subcontract basis. Revenues recognized for such services were $302,000, $4,509,000 and $1,751,000 for the years ended December 31, 1995, 1994, and 1993, respectively. Also, Rust and certain of its affiliates provided scaffolding, disposal, demolition and other related services to the Company on a subcontract basis. The cost for such services provided by Rust and its affiliates was $1,719,000, $940,000 and $2,763,000 for the years ended December 31, 1995, 1994 and 1993, respectively. During 1995, Rust rented demolishing equipment to the Company for which it was charged $209,000 for the year ended December 31, 1995.

NOTE 9 - EMPLOYEE BENEFIT PLANS

Effective October 1, 1992 the Company adopted the NSC Corporation Retirement Savings Plan (the "Plan"). The Plan allows eligible employees to make contributions, up to a certain limit, to a trust on a tax-deferred basis under
Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make profit-sharing contributions to the Plan out of its profits for the plan years. The Company made matching contributions of $89,000, $0 and $21,000 for 1995, 1994 and 1993 respectively.

The Company's subsidiary, NSC, has certain union employees which are covered by union-sponsored, collectively bargained, multi-employer retirement plans. Contributions to the plans were $1,575,000, $2,379,000 and $1,500,000 for 1995,
1994 and 1993, respectively.

NOTE 10 - LITIGATION, COMMITMENTS AND CONTINGENCIES

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business.

The Company effectively self insures its auto, commercial general liability and workers' compensation risks up to $500,000 per occurrence since November 1, 1995. For claims that may exceed the self-insured amounts, the Company has obtained commercial/excess umbrella and excess workers' compensation stop loss coverages on a fully-insured basis. Factors affecting the ultimate resolution of these claims against the Company, particularly those claims related to personal injuries, are to some degree outside the control of the Company and include, among other items, determination of the extent of an injury or disability, the amount of ongoing medical expenses that are necessary to treat the injury or disability, and the uncertainty associated with damages that may be awarded in the event of a jury trial.

In connection with the claims described in the preceding paragraphs, the Company has recorded an accrual of $6,694,000 at December 31, 1995 ($3,075,000 at December 31, 1994) which represents its estimate of loss associated with the resolution of these claims; however, the ultimate outcome of these claims cannot presently be determined.

The Company is currently cooperating in a grand jury investigation currently being conducted by the Department of Justice, Environmental Crimes Section, relating to operational activities involving a subsidiary of the Company as a subcontractor of the Weldon Springs Site Remedial Action Project. The Company cannot speculate what effects, if any, the results of such investigation will have on the Company.

The Company occupies office space and utilizes equipment in various locations under operating leases. Rental expense under operating leases amounted to $866,000, $830,000 and $455,000 for 1995, 1994 and 1993, respectively. The lease agreements generally contain renewal provisions and escalation clauses. Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are: 1996, $728,000; 1997, $514,000; 1998, $310,000; 1999,
$117,000 and 2000, $86,000.

The Company had $8,000,000 and $19,017,000 letters of credit outstanding at December 31, 1995 and 1994, respectively. These letters of credit were issued primarily in support of the Company's insurance programs.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Long- and short-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements approximate their fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                                              CARRYING            FAIR
                                                              AMOUNT              VALUE
                                                              -------------------------
                                                                      (IN THOUSANDS)

    Cash and cash equivalents   . . . . . . . . . . . .        $4,158            $4,158
    Accounts receivable   . . . . . . . . . . . . . . .        27,125            27,125
    Accounts payable  . . . . . . . . . . . . . . . . .       (3,063)            (3,063)
    Short-term debt   . . . . . . . . . . . . . . . . .       (5,850)            (5,850)
    Long-term debt  . . . . . . . . . . . . . . . . . .       (1,571)              (803)

NOTE 12 - INDUSTRY SEGMENT DATA

The Company operates in two principal industries - asbestos-abatement services and beginning in September 1995, demolition and dismantling services. The Company's asbestos-abatement divisions provide asbestos removal, insulation and restoration primarily to private sector clients at commercial properties, while the Company's demolition and dismantling division provides industrial dismantling and commercial demolition for public and private sector customers. Intersegment sales are generally priced on a basis comparable to sales to unaffiliated companies.


                                                                   DECEMBER 31,
                                                                ------------------
                                                                      1995
                                                                      ----
                                                                  (IN THOUSANDS)
         Revenue
             Asbestos-Abatement . . . . . . . . . . .               $116,940
             Demolition and Dismantling . . . . . . .                  7,589
             Intersegment . . . . . . . . . . . . . .                 $1,709
                                                                    --------
                                                                     126,238

             Elimination - intersegment sales . . . .                 (1,709)
                                                                    --------
                  Total revenue   . . . . . . . . . .               $124,529
                                                                    ========

         Operating profit
             Asbestos-Abatement . . . . . . . . . . .               $  6,932
             Demolition and Dismantling . . . . . . .                    827
                                                                    --------
                  Total operating profit  . . . . . .                  7,759
         Corporate expenses . . . . . . . . . . . . .                 (5,731)
         Interest expense . . . . . . . . . . . . . .                   (587)
         Other  . . . . . . . . . . . . . . . . . . .                    227
                                                                    --------
                  Income before income taxes  . . . .               $  1,668
                                                                    ========

         Identifiable assets
             Asbestos-Abatement . . . . . . . . . . .               $ 74,958
             Demolition and Dismantling . . . . . . .                  7,370
                                                                    --------
                                                                      82,328
             Corporate assets . . . . . . . . . . . .                  4,833
                                                                    --------
                   Total assets   . . . . . . . . . .               $ 87,161
                                                                    ========

NOTE 13 - ACQUISITION OF THE DIVISION

On December 23, 1992 the Company entered into a Purchase Agreement among the Company, Industrial, OHM, Brand and WMI, pursuant to which the Company purchased, on May 4, 1993 the Division in exchange for 4,010,000 shares of the Company's common stock and the capital stock of Industrial. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of May 4, 1993. Pursuant to the Purchase Agreement, Brand guaranteed to the Company that, except for certain contracts, the contracts assumed by the Company from Brand to provide asbestos-abatement and other related services would yield certain minimum gross margins depending on the type of contract. Gross margin is defined as revenues derived from these contracts less certain specified costs of performing such contracts divided by such revenues. Brand paid the Company $3,775,000 pursuant to this provision of the Purchase Agreement for the year ended December 31, 1993. In addition, pursuant to the Purchase Agreement, Brand guaranteed the collection of the full amount of all the Division's billed and unbilled accounts receivables which were acquired by the Company. Pursuant to this provision of the Purchase Agreement, Brand paid the Company $7,620,000 during the year ended December 31, 1993. As a condition of the Purchase Agreement, on May 4, 1993 the Company entered into a $50,000,000 revolving credit facility, repaid all of its indebtedness to OHM, and terminated the Cash Management Agreement and Management Services Agreement with OHM. In 1995 the Company elected to reduce this revolving credit facility to $25,000,000.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 1995 and 1994:

                                                               FIRST        SECOND        THIRD         FOURTH
1995                                                          QUARTER      QUARTER       QUARTER       QUARTER
----                                                          -------      -------       -------       -------
                                                                    (IN THOUSANDS, EXCEPT PER-SHARE DATA)


Gross revenues  . . . . . . . . . . . . . . . . . . . .        $29,545     $31,965       $29,452       $33,567
Net revenues  . . . . . . . . . . . . . . . . . . . . .         24,619      25,813        23,225        26,446
Gross profit  . . . . . . . . . . . . . . . . . . . . .          4,700       5,203         4,562         4,982
Operating income  . . . . . . . . . . . . . . . . . . .            548       1,075           123           282
Net income  . . . . . . . . . . . . . . . . . . . . . .            220         493             2             0

Net income per share  . . . . . . . . . . . . . . . . .           0.02        0.05          0.00          0.00
                                                               =======     =======       =======       =======


                                                                FIRST       SECOND        THIRD         FOURTH
1994                                                           QUARTER     QUARTER       QUARTER       QUARTER
----                                                           -------     -------       -------       -------
                                                                    (IN THOUSANDS, EXCEPT PER-SHARE DATA)


Gross revenues  . . . . . . . . . . . . . . . . . . . .        $34,203     $35,150       $32,076       $30,789
Net revenues  . . . . . . . . . . . . . . . . . . . . .         27,638      29,252        26,579        25,077
Gross profit  . . . . . . . . . . . . . . . . . . . . .          4,518       5,382         6,075         5,741
Operating income  . . . . . . . . . . . . . . . . . . .            379       1,494         1,764         1,464
Net income  . . . . . . . . . . . . . . . . . . . . . .            168         731           892           775

Net income per share  . . . . . . . . . . . . . . . . .           0.02        0.07          0.09          0.08
                                                               =======     =======       =======       =======


The Company's results of operations for the fourth quarter of 1995 reflect additional provisions for workers' compensation losses in connection with the unfavorable resolution of two significant claims.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
NSC Corporation

We have audited the accompanying consolidated balance sheets of NSC Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NSC Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ Ernst & Young LLP



Boston, Massachusetts
February 2, 1996

NSC CORPORATION
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)


---------------------------------------------------------------------------------------------------------------
Column A                                    Column B         Column C         Column D         Column E
---------------------------------------------------------------------------------------------------------------

                                           Balance at       Charged to
                                            Beginning        Costs and       Deductions       Balance at
                 Description                of Period     Expenses (2)      Describe (1)    End of Period

---------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995
  Deducted from assets accounts:
    Allowance for uncollectible accounts      $    782      $      0         $    233            $    549
Reserve for contract revenue adjustments           530           401              489                 442

---------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1994
  Deducted from assets accounts:
    Allowance for uncollectible accounts      $  1,165      $    390         $    773            $    782
    Reserve for contract revenue adjustments     1,546           332            1,348                 530


--------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
  Deducted from assets accounts:
    Allowance for uncollectible accounts      $    700      $    500         $     35            $  1,165
    Reserve for contract revenue adjustments       700         2,831 (3)        1,985 (4)           1,546

----------------------------------------------------------------------------------------------------------------


(1) Uncollectible accounts written off and adjustments to unbilled revenues on contracts in process.

(2) Reduction of revenues on contracts in process and amounts charged to bad debt expense.

(3) Approximately $2,000,000 represents reserves for contract revenue adjustments established in conjunction with the Company's acquisition of the asbestos division of Brand. Goodwill was increased by $2,000,000 as a result of such reserves.

(4) Approximately $1,239,000 represents charges against the reserves described in Note 3 above.

                                                   Commission File Number 1-9654
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                           _________________________



                                   FORM 10-K

                    ANNUAL REPORT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995


                           _________________________



                                OHM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





                           _________________________

                                    EXHIBITS
                           _________________________

                                 EXHIBIT INDEX


The following Exhibits are included in this Annual Report on Form 10-K:



Exhibit                                                 Exhibit
Number                                                Description
-------                                               -----------

   2.1           Agreement of Merger dated as of May 6, 1994 by and between OHM Corporation, a Delaware corporation and the
                 Registrant [incorporated by reference to Exhibit 2(a) to Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994].

   2.2           Agreement and Plan of Reorganization among OHM Corporation, Rust Remedial Services, Inc., Enclean Environmental
                 Services Group, Inc., Rust Environmental, Inc., and Rust International Inc. dated December 5, 1994 [incorporated by reference to Appendix B to Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 11,
                 1995].

   2.3           Amendment dated as of May 4, 1995 to the Agreement and Plan of Reorganization dated as of December 5, 1994 by and among OHM Corporation, Rust Remedial Services Inc., Enclean Environmental Services Group, Inc., Rust Environmental,
                 Inc., and Rust International Inc. [incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended March 31, 1995].

   2.4           Amendment No. 2 dated as of July 27, 1995 to the Agreement and Plan of Reorganization dated as of December 5, 1994 by and among OHM Corporation, Rust Remedial Services Inc., Enclean Environmental Services Group, Inc., Rust
                 Environmental, Inc., and Rust International Inc. [incorporated by reference to Exhibit 10(a) to the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended September 31, 1995].

   2.5           Amendment No. 3, Settlement and Release Agreement dated as of March 22, 1996 to the Agreement and Plan of
                 Reorganization dated December 5, 1994 by and among OHM Corporation, OHM Remediation Services Corp., Rust Remedial
                 Services Inc., Rust International Inc. and WMX Technologies, Inc.

   2.6           Standstill and Non-Competition Agreement by and among the Registrant, WMX Technologies, Inc., and Rust
                 International Inc., dated May 30, 1995 [incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1995].

   2.7           Warrant Agreement by and between WMX Technologies, Inc., and the Registrant dated May 30, 1995 [incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

   2.8           Stock Purchase Agreement by and between the Huizenga Family Foundation, Inc. and OHM Corporation dated as of March
                 28, 1995 [incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the
                 quarter ended March 31, 1995].






__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

   2.9           Stock Purchase Agreement by and between H. Wayne Huizenga and OHM Corporation dated as of March 28, 1995
                 [incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 1995].

   3.1           Amended and Restated Articles of Incorporation of the Registrant dated May 19, 1994 [incorporated by reference to
                 Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   3.2           Regulations of the Registrant [incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1994].

   4.1           Indenture dated as of October 1, 1986 between Registrant and United States Trust Company of New York, Trustee,
                 relating to the Registrant's 8% Convertible Subordinated Debentures due October 1, 2006 [incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986].

   4.2           Specimen Debenture Certificate [incorporated by reference to Exhibit 4(b) to Registrant's Amendment No. 1 to
                 Registration Statement on Form S-1, No. 33-8296].

   4.3           First Supplemental Indenture dated as of May 20, 1994 by and among the Registrant and United States Trust Company of New York [incorporated by reference to Exhibit 4(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   4.4           Specimen Common Stock Certificate [incorporated by reference to Exhibit 4(d) to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 1994].

   10.1*         OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994 [incorporated by reference to
                 Appendix 2 to Registrant's Proxy Statement for its Annual Meeting held May 10, 1994].

   10.2*         OHM Corporation Nonqualified Stock Option Plan for Directors [incorporated by reference to Exhibit 10(c) to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992].

   10.3*         OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994 [incorporated by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.4*         Amendment No. 1 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994
                 [incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1995].

   10.5*         Amendment No. 2 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994.

   10.6*         OHM Corporation Retirement Savings Plan Trust Agreement between Registrant and National City Bank, as Trustee, as amended and restated effective July 1, 1994 [incorporated by reference to Exhibit 10(d) to Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1994].

   10.7*         OHM Corporation Directors' Deferred Fee Plan [incorporated by reference to Exhibit 10(e) to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1994].






__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

   10.8*         Amendment No. 1 to OHM Corporation Directors' Deferred Fee Plan [incorporated by reference to Exhibit 10(b) to the
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

   10.9*         Form of Amended and Restated Indemnification Agreements entered into between Registrant and its Directors and
                 Executive Officers.

   10.10*        Form of Employment Agreements providing certain severance benefits in the event of a change of control entered into between Registrant and certain of its executive officers.

   10.11         Revolving Credit Agreement dated as of May 31, 1995 among OHM Corporation and OHM Remediation Services Corp., and
                 the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America Illinois, as Issuing and
                 Paying Agent and Co- Agent [incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1995].

   10.12         Amendment No. 1 dated as of October 16, 1995 to the Revolving Credit Agreement dated as of May 31, 1995 among OHM
                 Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative
                 Agent and Bank of America Illinois, as Issuing and Paying Agent and Co-Agent [incorporated by reference to Exhibit
                 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 31, 1995].

   10.13         Security Agreement dated as of May 11, 1993, among OHM Corporation, OHM Remediation Services Corp. and Continental
                 Bank N.A., as Administrative Agent [incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report
                 on Form 10-Q for the quarter ended June 30, 1993].

   10.14         First Amendment dated as of May 4, 1994 to Security Agreement dated as of May 11, 1993 by and between the
                 Registrant, OHM Remediation Services Corp., and Bank of America Illinois as Issuing and Paying Agent.

   10.15         Second Amendment dated as of May 31, 1995 to Security Agreement dated as of May 11, 1993 by and between the
                 Registrant, OHM Remediation Services Corp., and Bank of America Illinois as Issuing and Paying Agent [incorporated by reference to Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1995].

   10.16         Pledge Agreement dated as of May 11, 1993, executed by the Registrant in favor of Continental Bank N.A., as
                 Administrative Agent [incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 1993].

   10.17         First Amendment dated as of May 31, 1995 to Pledge Agreement dated as of May 11, 1993 by and between the Registrant and Bank of America Illinois as Issuing and Paying Agent [incorporated by reference to Exhibit 10(f) to the
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

   10.18         Intercreditor Agreement dated May 31, 1995 by and among Citicorp USA, Inc., as administrative agent, Bank of
                 America Illinois, as issuing and paying agent and WMX Technologies, Inc. [incorporated by reference to Exhibit
                 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].






__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

   10.19         Guarantee Agreement by and among the Registrant and WMX Technologies, Inc., dated May 30, 1995 [incorporated by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

   10.20         Reimbursement Agreement dated as of May 31, 1995 among WMX Technologies, Inc., OHM Corporation, and OHM Remediation
                 Services Corp. [incorporated by reference to Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 1995].

   10.21         Security Agreement dated as of May 31, 1995 by and between the Registrant, OHM Remediation Services Corp., and WMX
                 Technologies, Inc. [incorporated by reference to Exhibit 10(k) to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 1995].

   10.22         Pledge Agreement dated as of May 31, 1995 by and between the Registrant and WMX Technologies, Inc. [incorporated by reference to Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

   10.23         Master Loan and Security Agreement dated May 11, 1993, between OHM Remediation Services Corp. and BOT Financial
                 Corporation [incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 1993].

   10.24         Amendment No. 1 to Master Loan and Security Agreement dated as of January 19, 1995 between BOT Financial
                 Corporation and OHM Remediation Services Corp. [incorporated by reference to Exhibit 10(g) to the Registrant's
                 Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

   10.25         Promissory Note dated December 23, 1993 executed by OHM Remediation Services Corp. in favor of BOT Financial
                 Corporation [incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

   10.26         Promissory Note dated December 28, 1994 executed by OHM Remediation Services Corp. in favor of BOT Financial
                 Corporation [incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

   10.27         Loan and Security Agreement dated as of August 1, 1994 by and between OHM Remediation Services Corp. and
                 Internationale Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(b) to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994].

   10.28         Promissory Note dated August 31, 1994 executed by OHM Remediation Services Corp. in favor of Internationale
                 Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(c) to Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1994].

   10.29         Continuing Corporate Guaranty dated as of August 1, 1994 executed by OHM Corporation in favor of Internationale
                 Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(d) to Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1994].

   10.30         Purchase Agreement dated as of December 15, 1992, among OHM Corporation, NSC Corporation, NSC Industrial Services
                 Corp., Waste Management, Inc., and The Brand






__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                 Companies, Inc. [incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1992].

   10.31         Stock Purchase Agreement dated December 17, 1992, among OHM Corporation and Chemical Waste Management, Inc.
                 [incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992].

   10.32*        OHM Corporation 1996 Management Incentive Plan.

   10.33*        OHM Corporation Executive Retirement Plan, dated as of January 1, 1996.

   11            Statement Re Computation of Per Share Earnings.

   21            Subsidiaries of the Registrant.

   23            Consent of Ernst & Young LLP.

   24            Powers of Attorney of certain directors of the Company.

   27            Financial Data Schedule.





__________________________

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.