Form 10-Q
period 1996-03-31
OHM CORP
filed 1996-05-15
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     -----------------------------------------------------------------------




                                    FORM 10-Q

                                   (MARK ONE)

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ---            THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

      ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
       during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                              ---  ---

     The number of shares of Common Stock, par value $0.10 per share, outstanding on April 30, 1996 was 26,745,668.

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Item 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 1996 (Unaudited)
           and December 31, 1995..........................................................................    1

         Consolidated Statements of Income (Unaudited) for the Three Months
           Ended March 31, 1996 and 1995..................................................................    2

         Consolidated Statements of Cash Flows (Unaudited) for the Three Months
           Ended March 31, 1996 and 1995..................................................................    3

         Notes to Consolidated Financial Statements (Unaudited)...........................................    4

         Independent Accountants' Review Report...........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    8


                                                      PART II
                                                 OTHER INFORMATION

Item 1   Legal Proceedings................................................................................   11

Item 6   Exhibits and Reports on Form 8-K.................................................................   11

Signatures................................................................................................   12

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                                                         March 31,   December 31,
                                                                                           1996          1995
                                                                                           ----          ----
ASSETS                                                                                  (Unaudited)
Current Assets:

   Cash and cash equivalents........................................................... $   3,729      $ 11,205
   Accounts receivable.................................................................   113,681       100,291
   Costs and estimated earnings on contracts in process in excess of billings..........    55,223        77,156
   Materials and supply inventory, at cost.............................................    11,874        11,831
   Receivable from affiliated company..................................................        --        15,000
   Prepaid expenses and other assets...................................................     7,354         7,621
   Deferred income taxes...............................................................    16,313        16,600
   Refundable income taxes.............................................................       359           401
                                                                                       ----------     ---------
                                                                                          208,533       240,105
                                                                                       ----------     ---------
Property and Equipment, net............................................................    81,406        81,107
                                                                                        ---------      --------

Other Noncurrent Assets:
   Investments in affiliated company...................................................    23,263         23,038
   Intangible assets relating to acquired businesses, net..............................    21,619         21,613
   Deferred debt issuance and financing costs..........................................     1,712          1,779
   Deferred income taxes...............................................................     1,283          1,440
   Other assets........................................................................     6,809          7,424
                                                                                       ----------     ----------
                                                                                           54,686         55,294
                                                                                       ----------     ---------
       Total Assets....................................................................  $344,625       $376,506
                                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable.................................................................... $  46,856      $ 65,233
   Billings on contracts in process in excess of costs and estimated earnings               2,078         1,387
   Accrued compensation and related taxes..............................................     5,651         6,174
   Federal, state and local taxes......................................................        57           200
   Other accrued liabilities...........................................................    34,137        33,538
   Current portion of noncurrent liabilities...........................................     4,098         4,417
                                                                                       ----------     ---------
                                                                                           92,877       110,949
                                                                                       ----------     ---------
Noncurrent Liabilities:
   Long-term debt......................................................................    88,458       104,111
   Capital leases......................................................................        47            53
   Pension agreement...................................................................       888           901
                                                                                       ----------    ----------
                                                                                           89,393       105,065
                                                                                       ----------     ---------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, $10.00 par value, 2,000,000 shares
     authorized; none issued and outstanding...........................................         -             -
   Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued:  1996 - 26,718,097;  1995 - 26,647,077.............................     2,671         2,664
   Additional paid-in capital..........................................................   136,955       136,428
   Retained earnings...................................................................    22,729        21,400
                                                                                        ---------     ---------
                                                                                          162,355       160,492
                                                                                       ----------     ---------
     Total Liabilities and Shareholders' Equity........................................  $344,625      $376,506
                                                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                         1996          1995
                                                                                                         ----          ----
                                                                                                            (Unaudited)

Revenue.............................................................................................    $118,963   $  80,217
   Cost of services ................................................................................     103,933      67,307
                                                                                                       ---------    --------
Gross Profit .......................................................................................      15,030      12,910
   Selling, general and administrative expenses ....................................................      11,176       7,681
                                                                                                       ---------    --------
Operating Income ...................................................................................       3,854       5,229
                                                                                                       ---------    --------
Other (Income) Expenses:
   Investment income ...............................................................................         (11)        (10)
   Interest expense ................................................................................       1,908       3,239
   Equity in net earnings of affiliate .............................................................        (225)        (83)
   Miscellaneous expense, net ......................................................................         229          32
                                                                                                       ---------    --------
                                                                                                           1,901       3,178
                                                                                                       ---------    --------
Income Before Income Taxes .........................................................................       1,953       2,051
   Income taxes ....................................................................................         623         764
                                                                                                       ---------    --------
Net Income .........................................................................................   $   1,330    $  1,287
                                                                                                       =========    ========

Net Income Per Share................................................................................   $    0.05    $   0.08
                                                                                                       =========    ========

Weighted average number of common and
   common equivalent shares outstanding ............................................................      26,695      15,705
                                                                                                       =========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                      1996        1995
                                                                                      ----        ----
                                                                                       (Unaudited)

Cash flows from operating activities:
Net income ....................................................................   $  1,330    $  1,287
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization ............................................      3,185       1,762
     Amortization of other noncurrent assets ..................................        839         693
     Deferred income taxes ....................................................        444         414
     Loss on sale of property and equipment ...................................         16           1
     Equity in net earnings of affiliate ......................................       (225)        (83)
     Deferred translation adjustments and other ...............................         24          25
Changes in current assets and liabilities:
     Accounts receivable ......................................................    (13,390)     (1,906)
     Costs and estimated earnings on contracts in process in excess of billings     21,933       1,094
     Materials and supply inventory, at cost ..................................        (43)       (571)
     Prepaid expenses and other assets ........................................        267      (2,092)
     Refundable income taxes and other adjustments ............................         42          68
     Accounts payable .........................................................    (18,377)     (4,826)
     Billings on contracts in process in excess of costs and estimated earnings        691         539
     Accrued compensation and related taxes ...................................       (523)       (615)
     Federal, state and local income taxes ....................................       (143)        (46)
     Other accrued liabilities ................................................        599         228
                                                                                  --------    --------
       Net cash flows used in operating activities ............................     (3,331)     (4,028)
                                                                                  --------    --------
Cash flows from investing activities:
     Purchases of property and equipment ......................................     (4,542)     (2,227)
     Proceeds from sale of property and equipment .............................      1,042          46
     Decrease in receivable from affiliated company ...........................     15,000        --
      Increase in other noncurrent assets .....................................       (164)       (911)
                                                                                  --------    --------
       Net cash provided by (used in) investing activities ....................     11,336      (3,092)
                                                                                  --------    --------
Cash flows from financing activities:
     Payments on long-term debt and capital leases ............................     (1,378)       (805)
     Proceeds from borrowing under revolving credit agreement .................     51,900      26,700
     Payments on revolving credit agreement ...................................    (66,500)    (31,400)
     Payments on pension agreement ............................................        (37)        (18)
     Common stock issued for 401k funding and stock options ...................        534        --
     Proceeds from private placement of common stock ..........................       --        10,000
                                                                                  --------    --------
       Net cash provided by (used in) financing activities ....................    (15,481)      4,477
                                                                                  --------    --------
       Net decrease in cash and cash equivalents ..............................     (7,476)     (2,643)
Cash and cash equivalents at beginning of period ..............................     11,205       4,930
                                                                                  --------    --------
Cash and cash equivalents at end of period ....................................   $  3,729    $  2,287
                                                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements at March 31, 1996, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 - SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest was $1,240,000 and $1,785,000 and cash paid for income taxes was $193,000 and $196,000 for the three months ended March 31, 1996 and 1995, respectively.

NOTE 3 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                                 1996         1995
                                                                                 ----         ----
              Federal statutory rate.........................................    34.0 %        34.0 %
              Add (deduct):
                State income taxes, net of federal benefit                        4.5           4.4
                Equity in net earnings of affiliate..........................  (  3.1)         (1.1)
                Other, net...................................................    (3.5)           -
                                                                             --------         -----
                                                                                 31.9 %        37.3 %
                                                                             ========         =====

NOTE 4 - SEASONALITY

The timing of revenue recognition is dependent on the Company's backlog, contract awards and the performance requirements of each contract. The Company's revenue are also affected by the timing of its clients' planned remediation work which generally increases during the third and fourth quarters. Because of this variability in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year can normally be expected to be lower than the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenue for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

NOTE 5 - LITIGATION AND CONTINGENCIES

The Company's accounts receivable at March 31, 1996 include a claim receivable aggregating approximately $26,193,000 in direct and other costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct and other costs to date for activities which the Company's management believed exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and Oxy USA, Inc. ("Oxy") as well as differing site conditions. In addition, at March 31, 1996, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, Citgo filed an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgment action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company believes that such assertion of damages is totally without merit since the contract expressly provides that Citgo's sole remedy for production shortfalls by the Company is liquidated damages not to exceed $500,000. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications. Additionally, in July 1995, the Company also filed a third party complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

The Company has also become involved in litigation with Occidental Chemical Corporation ("Occidental") relating to a separate project performed in 1993 and 1994 for Occidental. The Company's accounts receivable at March 31, 1996 include a claim receivable of $8,539,000 in direct and other costs relating to this project. The litigation arises from an October 1993 contract between the Company and Occidental for work at a contaminated site in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company's management believes were materially different than as represented by Occidental. The Company believes that Occidental has implicitly acknowledged the existence of differing conditions at the site through its previous execution and partial payment of a change order relating to the Company's position. In October 1994, Occidental issued a deductive change order deleting substantially all remaining work from the contract. On December 30, 1994, while the Company was in the process of developing a comprehensive request for equitable adjustment, Occidental filed suit against the Company in U.S. District Court for the Western District of New York alleging damages in excess of $50,000, the jurisdictional minimum. On March 3, 1995, Occidental filed an amended complaint seeking $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated wastes. On April 6, 1995, the Company filed its answer and counterclaim denying any liability to Occidental and seeking an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

Management believes that it has established adequate reserves should the resolution of the above accounts receivable be lower than the amounts recorded and such resolution should not have a material adverse impact upon the Company's consolidated results of future operations or financial condition.

The Company was named in April 1994 as one of 33 third party defendants in a case titled UNITED STATES OF AMERICA V. AMERICAN CYANAMID COMPANY, INC., ET AL., pending in the United States District Court for the Southern District of West Virginia (the "U.S. District Court"). This litigation (the "Cost Recovery Litigation") arises out of claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site ("Fike") in Nitro, West Virginia (the "Site"). The Company was retained as a response action contractor for the site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of allegedly negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks to recover clean-up costs from the Company and the other third party defendants. The Company has submitted claims for indemnification related to the lawsuit under its contract with the USACE and the EPA, has notified its contractors pollution liability insurance carrier and has impleaded the United States. Those PRP's also filed a suit in the U.S. District Court against the Company on behalf of the United States under the QUI TAM provisions of the False Claims Act (the "QUI TAM suit") and caused the United States to conduct an investigation of the accuracy of the Company's billings to the EPA. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company. The Company signed a Settlement Agreement, pursuant to which the Company agreed to pay $589,000, disposing of any civil liability relating to the QUI TAM suit and the government investigation with respect to Fike. The Settlement Agreement is subject to approval by the U.S. District Court. The Company also executed a Consent Decree settling the Cost Recovery Litigation without any costs to the Company. The Consent Decree is subject to U.S. District Court approval.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
OHM Corporation

We have reviewed the accompanying consolidated balance sheet of OHM Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OHM Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended, not present herein, and in our report dated February 13, 1996, except for Notes 2 and 10, as to which the date is March 25, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       ERNST & YOUNG LLP

Columbus, Ohio
April 30, 1996

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

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), provides the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. As such, the Company's consolidated statement of income does not include the results of operations for the Division for the three months ended March 31, 1995.

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED MARCH 31, 1996 VERSUS
                        THREE MONTHS ENDED MARCH 31, 1995

         REVENUE. The following table sets forth the Company's revenue by client type for the three months ended March 31, 1996 and 1995 (in thousands, except percentages):

                                                                     1996                              1995
                                                         ----------------------------      -------------------------
Federal, State, and Local Government                          $  90,572       76%              $  61,808      77%
Industrial                                                       28,391       24%                 18,409      23%
                                                             ----------      ---                --------     ---
         Total Revenue                                         $118,963      100%              $  80,217     100%
                                                               ========      ===               =========     ===

         Total revenue for the three months ended March 31, 1996, increased 48% to $118,963,000 from $80,217,000 for the same period in 1995. Such improvement resulted primarily from increased revenue from federal government agencies and the acquisition of the Division, which was not included in the Company's results of operations during the first quarter of 1995.

         Revenue from government agencies for the three months ended March 31, 1996 increased $28,764,000 or 47% compared to the same period in 1995. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the United States Navy, the United States Army Corps of Engineers ("USACE") and the United States Air Force. Such increases were partially offset by a decrease in revenue from state and local governments and the Environmental Protection Agency ("EPA") during the first quarter of 1996 when compared to the same period in 1995. Revenue from the EPA was negatively impacted by the federal government shutdown during the first quarter of 1996. The federal government shutdown also delayed new contract awards and delivery orders issued under the Company's existing federal term contracts. The Company expects to receive funding under its federal contracts into the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various Department of Defense agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $9,982,000 or 54% increase in revenue from industrial clients for the three months ended March 31, 1996 as compared to the same period in 1995. Such increase is primarily a result of the acquisition of the Division during May 1995. The Company believes that revenue from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization may have a material impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. In addition, demand for the Company's services from the industrial sector will also remain dependant on general economic conditions.

         COST OF SERVICES AND GROSS PROFIT. Cost of services for the three months ended March 31, 1996 increased 54% to $103,933,000 from $67,307,000 for the same period in 1995 primarily due to increased revenue. Cost of services as a percentage of revenue increased to 87% for the three months ended March 31, 1996 from 84% for the same period in 1995. Gross profit increased 16% to $15,030,000 for the three months ended March 31, 1996 from $12,910,000 for the same period in 1995. The increase in gross profit is primarily due to the increase in revenue. Gross profit as a percent of revenue decreased to 13% for the three months ended March 31, 1996 from 16% during the same period in 1995. The Company's gross profit on its fixed-price contracts was negatively impacted by the severe winter weather in the midwest and northeast regions of the country. In addition, the Company has experienced a decrease in the overall gross margin it has received on its government projects than it has historically experienced. Such decrease is due to the nature of the projects that have been awarded to the Company under its term contracts which has required an increase in the use of subcontracted services and materials over levels historically experienced. Under the terms of such contracts, the Company receives minimal markups on such subcontracted services and materials.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the three months ended March 31, 1996 increased 46% to $11,176,000 from $7,681,000 for the same period in 1995. The increase in SGA expenses was primarily as a result of the acquisition of the Division and increased revenue. In addition, the Company has made a substantial investment in personnel and systems in support of its government contracts and the related compliance issues. SGA expense as a percent of revenue was 9% and 10% for the three months ended March 31, 1996 and 1995, respectively.

         OPERATING INCOME. Operating income for the three months ended March 31, 1996 decreased 26% to $3,854,000 from $5,229,000 for the same period in 1995 as a result of factors discussed above.

         OTHER (INCOME) EXPENSES. Other (income) expenses, excluding the Company's equity in net earnings of affiliate, decreased $1,135,000 to $2,126,000 for the three months ended March 31, 1996 compared to $3,261,000 for the same period in 1995. Interest expense decreased 41% to $1,908,000 for the three months ended March 31, 1996 from $3,239,000 for the same period in 1995. The decrease in interest expense was a result of a decrease in the average borrowings outstanding, as well as interest rates charged, under the Company's revolving credit agreement during the first quarter of 1996 when compared to the same period in 1995. The decrease in interest rates charged under the revolving credit agreement is a result of the WMX guarantee of the Company's debt in exchange for the warrant described above.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings increased $142,000 to $225,000 for the three months ended March 31, 1996 from $83,000 for the same period in 1995.

         NET INCOME. Net income for the three months ended March 31, 1996 was $1,330,000 or $0.05 per share compared to $1,287,000 or $0.08 per share for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The amounts outstanding for cash borrowing under the revolving credit facility at March 31, 1996 and December 31, 1995 were $27,500,000 and $42,100,000, respectively, and aggregate letters of credit outstanding at March 31, 1996 and December 31, 1995 were $14,823,000 and $14,655,000, respectively.

         Capital expenditures for the three months ended March 31, 1996 and 1995, were $4,542,000 and $2,227,000, respectively. The Company's capital expenditures are primarily related to the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for fiscal year 1996 are expected to range between $15,000,000 and $18,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of its contract backlog with federal government agencies. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowing under its revolving credit facility, proceeds from permitted asset sales and other external sources. In addition, under the terms of its recently completed acquisition of Rust's hazardous and nuclear waste remediation business, Rust's parent company, WMX, has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

         The Company's identified long-term capital needs consist of payments due upon the maturity of the Company's revolving credit facility in 2000 and sinking fund payments commencing in 1996 of 7.5% of the principal amount as well as payments due upon maturity of its 8% Subordinated Convertible Debentures in 2006. The Company purchased and retired $5,000,000 of the outstanding 8% Subordinated Convertible Debentures during October 1995, sufficient to meet its first annual sinking fund obligation due October 1, 1996. The Company believes that it will be able to refinance the remaining indebtedness as necessary.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company was named in April 1994 as one of 33 third party defendants in a case titled UNITED STATES OF AMERICA V. AMERICAN CYANAMID COMPANY, INC., ET AL., pending in the United States District Court for the Southern District of West Virginia (the "U.S. District Court"). This litigation (the "Cost Recovery Litigation") arises out of claims made against several potentially responsible parties ("PRPs") by the EPA for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site ("Fike") in Nitro, West Virginia (the "Site"). The Company was retained as a response action contractor for the site under contracts with the USACE and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of allegedly negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks to recover clean-up costs from the Company and the other third party defendants. The Company has submitted claims for indemnification related to the lawsuit under its contract with the USACE and the EPA, has notified its contractors pollution liability insurance carrier and has impleaded the United States. Those PRP's also filed a suit in the U.S. District Court against the Company on behalf of the United States under the QUI TAM provisions of the False Claims Act (the "QUI TAM suit") and caused the United States to conduct an investigation of the accuracy of the Company's billings to the EPA. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company. The Company signed a Settlement Agreement, pursuant to which the Company agreed to pay $589,000, disposing of any civil liability relating to the QUI TAM suit and the government investigation with respect to Fike. The Settlement Agreement is subject to approval by the U.S. District Court. The Company also executed a Consent Decree settling the Cost Recovery Litigation without any costs to the Company. The Consent Decree is subject to U.S. District Court approval.

Item 6.  Exhibits and Reports on Form 8-K

     (a)    Exhibits

     4.4    Specimen Common Stock Certificate

      11    Statement Re Computation of Per Share Earnings

      15    Letter Re Unaudited Financial Information

      27    Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OHM CORPORATION

Date: May 15, 1996                     By /s/ James L. Kirk
                                         --------------------------------------
                                          James L. Kirk
                                          Chairman of the Board
                                          President and Chief Executive Officer
                                         (Duly Authorized Officer)

Date: May 15, 1996                     By /s/ Kris E. Hansel
                                         --------------------------------------
                                          Kris E. Hansel
                                          Vice President and Controller
                                         (Principal Accounting Officer)

                                                   COMMISSION FILE NUMBER 1-9654
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED

                                 MARCH 31, 1996

                             ----------------------

                                 OHM CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

                                    EXHIBITS

                             ----------------------

                                  EXHIBIT INDEX

Exhibit                    Exhibit
Number                     Description
- ------                     -----------

4.4                        Specimen Common Stock Certificate

11                         Statement Re Computation of Per Share Earnings

15                         Letter Re Unaudited Financial Information

27                         Financial Data Schedule