Form 10-Q
period 1996-06-30
OHM CORP
filed 1996-08-14
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                                   (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $0.10 per share, outstanding on July 31, 1996 was 26,830,218.

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996




                                                      PART I
                                              FINANCIAL INFORMATION
                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
           and December 31, 1995..........................................................................    1

         Consolidated Statements of Income (Unaudited) for the Three and Six Months
           Ended June 30, 1996 and 1995...................................................................    2

         Consolidated Statements of Cash Flows (Unaudited) for the Six Months
           Ended June 30, 1996 and 1995...................................................................    3

         Notes to Consolidated Financial Statements (Unaudited)...........................................    4

         Independent Accountants' Review Report...........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    8


                                                      PART II
                                                 OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................................   11

Item 6.  Exhibits and Reports on Form 8-K.................................................................   11

Signatures................................................................................................   12

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                         June 30,    December 31,
                                                                                           1996          1995
                                                                                        ----------   -----------
ASSETS                                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents...........................................................  $  4,413      $ 11,205
   Accounts receivable.................................................................    88,863       100,291
   Costs and estimated earnings on contracts in process in excess of billings..........    71,828        77,156
   Materials and supply inventory, at cost.............................................    12,304        11,831
   Receivable from affiliated company..................................................        --        15,000
   Prepaid expenses and other assets...................................................     7,174         7,621
   Deferred income taxes...............................................................    15,526        16,600
   Refundable income taxes.............................................................       352           401
                                                                                         --------      --------
                                                                                          200,460       240,105
                                                                                         --------      --------
Property and Equipment, net............................................................    79,021        81,107
                                                                                         --------      --------

Other Noncurrent Assets:
   Investments in affiliated company...................................................    23,487        23,038
   Intangible assets relating to acquired businesses, net..............................    34,029        21,613
   Deferred debt issuance and financing costs..........................................     1,644         1,779
   Deferred income taxes...............................................................     1,337         1,440
   Other assets........................................................................     6,705         7,424
                                                                                         --------      --------
                                                                                           67,202        55,294
                                                                                         --------      --------
       Total Assets....................................................................  $346,683      $376,506
                                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................................................................  $ 49,077      $ 65,233
   Billings on contracts in process in excess of costs and estimated earnings..........       562         1,387
   Accrued compensation and related taxes..............................................     7,590         6,174
   Federal, state and local taxes......................................................        23           200
   Other accrued liabilities...........................................................    31,821        33,538
   Current portion of noncurrent liabilities...........................................     4,174         4,417
                                                                                         --------      --------
                                                                                           93,247       110,949
                                                                                         --------      --------
Noncurrent Liabilities:
   Long-term debt......................................................................    87,097       104,111
   Capital leases......................................................................        45            53
   Pension agreement...................................................................       884           901
                                                                                         --------      --------
                                                                                           88,026       105,065
                                                                                         --------      --------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, $10.00 par value, 2,000,000 shares
     authorized; none issued and outstanding...........................................        --            --
   Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued:  1996 - 26,804,569;  1995 - 26,647,077.............................     2,680         2,664
   Additional paid-in capital..........................................................   137,622       136,428
   Retained earnings...................................................................    25,108        21,400
                                                                                         --------      --------
                                                                                          165,410       160,492
                                                                                         --------      --------
     Total Liabilities and Shareholders' Equity........................................  $346,683      $376,506
                                                                                         ========      ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 OHM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)



                                                                  Three Months Ended             Six Months Ended
                                                                        June  30,                     June 30,
                                                                -----------------------       ----------------------
                                                                  1996           1995           1996          1995
                                                                --------       --------       --------      --------
                                                                      (Unaudited)                  (Unaudited)
Revenue.......................................................  $129,177       $ 99,501       $248,140      $179,718
   Cost of services ..........................................   111,617         83,357        215,550       150,664
                                                                --------       --------       --------      --------
Gross Profit..................................................    17,560         16,144         32,590        29,054
     Selling, general and administrative expenses.............    11,943         13,285         23,119        20,966
                                                                --------       --------       --------      --------
Operating Income..............................................     5,617          2,859          9,471         8,088
                                                                --------       --------       --------      --------
Other (Income) Expenses:
   Investment income..........................................        (4)           (13)           (15)          (23)
   Interest expense...........................................     1,970          2,832          3,878         6,071
   Equity in net earnings of affiliate........................      (224)          (198)          (449)         (281)
   Miscellaneous expense, net.................................       314              7            543            39
                                                                --------       --------       --------      --------
                                                                   2,056          2,628          3,957         5,806
                                                                --------       --------       --------      --------
Income Before Income Taxes (Benefit)..........................     3,561            231          5,514         2,282
   Income taxes (benefit).....................................     1,182             (3)         1,805           761
                                                                --------       --------       --------      --------
Net Income....................................................  $  2,379       $    234       $  3,709      $  1,521
                                                                ========       ========       ========      ========


Net Income Per Share..........................................  $   0.09       $   0.01       $   0.14      $   0.08
                                                                ========       ========       ========      ========

Weighted average number of common and
   common equivalent shares outstanding.......................    26,830         20,593         26,757        18,135
                                                                ========       ========       ========      ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        -----------------------
                                                                                          1996           1995
                                                                                        ---------      --------
                                                                                              (Unaudited)
Cash flows from operating activities:
Net income............................................................................. $   3,709      $  1,521
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization.....................................................     8,016         3,780
     Amortization of other noncurrent assets...........................................     1,699         1,400
     Deferred income taxes.............................................................     1,177          (239)
     Loss/(gain) on sale of property and equipment.....................................       296           (22)
     Equity in net earnings of affiliate...............................................      (449)         (281)
     Deferred translation adjustments and other........................................        49            59
Changes in current assets and liabilities:
     Accounts receivable...............................................................    10,879       (10,905)
     Costs and estimated earnings on contracts in process in excess of billings........       475         7,209
     Materials and supply inventory, at cost...........................................      (473)       (1,698)
     Prepaid expenses and other assets.................................................       447           (48)
     Refundable income taxes and other adjustments.....................................        49            68
     Accounts payable..................................................................   (16,156)      (14,161)
     Billings on contracts in process in excess of costs and estimated earnings........      (825)        2,376
     Accrued compensation and related taxes............................................       550          (148)
     Federal, state and local income taxes.............................................      (177)          159
     Other accrued liabilities.........................................................    (5,222)         (748)
                                                                                         --------      ---------
       Net cash flows provided by/(used in) operating activities.......................     4,044       (11,678)
                                                                                         --------      ----------
Cash flows from investing activities:
     Purchases of property and equipment...............................................   (11,221)       (7,148)
     Proceeds from sale of property and equipment......................................     2,075           872
     Increase in other noncurrent assets...............................................      (562)       (1,144)
     Decrease in receivable from related party.........................................    15,000            --
     Cash acquired from purchase of business, net of acquisition cost..................        --        13,527
                                                                                         --------      --------
       Net cash provided by investing activities.......................................     5,292         6,107
                                                                                         --------      --------
Cash flows from financing activities:
     Increase in long term debt........................................................        --         1,945
     Payments on long-term debt and capital leases.....................................    (2,372)       (1,646)
     Proceeds from borrowing under revolving credit agreement..........................   105,400        73,800
     Payments on revolving credit agreement............................................  (120,300)      (77,900)
     Payments on pension agreement.....................................................       (66)          (55)
     Common stock issued for 401k funding and stock options...........................      1,210            --
     Proceeds from private placement of common stock...................................        --        10,000
     Reissuance of treasury stock......................................................        --         1,425
                                                                                         --------      --------
       Net cash (used in)/provided by financing activities.............................   (16,128)        7,569
                                                                                         --------      --------
       Net (decrease)/increase in cash and cash equivalents............................    (6,792)        1,998
Cash and cash equivalents at beginning of period.......................................    11,205         4,930
                                                                                         --------      --------
Cash and cash equivalents at end of period.............................................  $  4,413      $  6,928
                                                                                         ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements at June 30, 1996, and for the three and six months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 -- SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest was $4,222,000 and $5,952,000 and cash paid for income taxes was $327,000 and $330,000 for the six months ended June 30, 1996 and 1995, respectively.

NOTE 3 -- ACQUISITION

On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of the common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. Such shares issued to Rust are subject to a number restrictions set forth in a Standstill and Non-competition Agreement that was entered into pursuant to the Agreement and Plan of Reorganization dated December 5, 1994, as amended (the "Reorganization Agreement"), among the Company, Rust and certain of their subsidiaries. In addition to the net assets of the Division, the Company received $16,636,000 in cash pursuant to provisions of the Reorganization Agreement that provided for an adjustment based on the average share price of the Company's common stock for a 20 trading day period prior to closing. Also, under terms of the Reorganization Agreement, as amended on March 22, 1996, the Company received an additional $15,000,000 on March 25, 1996. For purposes of calculating the consideration given by the Company for the Division, such 20 trading day average per share price of $11.25 was used, adjusted to reflect a 40% discount for the restricted nature of the common stock issued. Consideration for the Division aggregated $65,259,000.

The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill of $34,183,000, have been recorded at their estimated fair values as of May 30, 1995. The acquired operations of the Division included contracts in process for which the Company recognizes revenue using the percentage of completion method of accounting. The valuation of the contracts in process require estimates relating to the costs to complete certain large contracts in process which require provisions for losses. The Company has estimated the fair value of contracts acquired at amounts which will allow the Company to achieve reasonable operating margins on the effort it expends to complete these contracts. The Company's consolidated financial statements for the year ended December 31, 1995, include the results of operations for the Division since May 30, 1995.

The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

     Current assets.........................................................$59,805
     Property and equipment..................................................21,523
     Goodwill................................................................34,183
     Current liabilities.....................................................50,252

NOTE 4 -- INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                          Three Months Ended            Six Months Ended
                                                              June  30,                     June 30,
                                                         -------------------           ------------------
                                                          1996         1995             1996        1995
                                                         ------       ------           ------      ------
     Federal statutory rate...........................   34.0 %       34.0 %           34.0 %      34.0 %
     Add (deduct):
          State income taxes, net of federal benefit..    4.7 %        1.7 %            4.7 %       4.5 %
          Equity in net earnings of affiliate.........   (1.7)%      (23.3)%           (2.2)%      (3.3)%
          Other, net..................................   (3.8)%      (13.7)%           (3.8)%      (1.9)%
                                                         ----        -----             ----        ----
                                                         33.2 %       (1.3)%           32.7 %      33.3 %
                                                         ====        =====             ====        ====

NOTE 5 -- SEASONALITY

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

NOTE 6 -- LITIGATION AND CONTINGENCIES

The Company's accounts receivable at June 30, 1996 include a claim receivable aggregating approximately $26,438,000 in direct and other costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct and other costs to date for activities which the Company's management believed exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and Oxy USA, Inc. ("Oxy") as well as differing site conditions. In addition, at June 30, 1996, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, Citgo filed an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgment action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company believes that such assertion of damages is totally without merit since the contract expressly provides that Citgo's sole remedy for production shortfalls by the Company is liquidated damages not to exceed $500,000. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications. Additionally, in July 1995, the Company also filed a third party complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

The Company has also become involved in litigation with Occidental Chemical Corporation ("Occidental") relating to a separate project performed in 1993 and 1994 for Occidental. The Company's accounts receivable at June 30, 1996 include a claim receivable of $8,562,000 in direct and other costs relating to this project. The litigation arises from an October 1993 contract between the Company and Occidental for work at a contaminated site in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company's management believes were materially different than as represented by Occidental. The Company believes that Occidental has implicitly acknowledged the existence of differing conditions at the site through its previous execution and partial payment of a change order relating to the Company's position. In October 1994, Occidental issued a deductive change order deleting substantially all remaining work from the contract. On December 30, 1994, while the Company was in the process of developing a comprehensive request for equitable adjustment, Occidental filed suit against the Company in U.S. District Court for the Western District of New York alleging damages in excess of $50,000, the jurisdictional minimum. On March 3, 1995, Occidental filed an amended complaint seeking $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated wastes. On April 6, 1995, the Company filed its answer and counterclaim denying any liability to Occidental and seeking an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

Management believes that it has established adequate reserves should the resolution of the above accounts receivable be lower than the amounts recorded and such resolution should not have a material adverse impact upon the Company's consolidated results of future operations or financial condition.

The Company was named in April 1994 as one of 33 third party defendants in a case titled UNITED STATES OF AMERICA V. AMERICAN CYANAMID COMPANY, INC., ET AL., pending in the United States District Court for the Southern District of West Virginia (the "U.S. District Court"). This litigation (the "Cost Recovery Litigation") arises out of claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site ("Fike") in Nitro, West Virginia (the "Site"). The Company was retained as a response action contractor for the site under contracts with the United States Army Corps of Engineers ("USACE") and the EPA. The third party complaint alleges that the Company was an operator of the Site during the remediation and that the Company caused releases or threatened releases of hazardous substances at the Site as a result of allegedly negligent conduct, grossly negligent conduct or intentional misconduct. The third party complaint seeks to recover clean-up costs from the Company and the other third party defendants. The Company has submitted claims for indemnification related to the lawsuit under its contract with the USACE and the EPA, has notified its contractors pollution liability insurance carrier and has impleaded the United States. Those PRP's also filed a suit in the U.S. District Court against the Company on behalf of the United States under the QUI TAM provisions of the False Claims Act (the "QUI TAM suit") and caused the United States to conduct an investigation of the accuracy of the Company's billings to the EPA. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company. The Company signed a Settlement Agreement, pursuant to which the Company agreed to pay $589,000, disposing of any civil liability relating to the QUI TAM suit and the government investigation with respect to Fike. The Settlement Agreement has been approved by the U.S. District Court. The Company also executed a Consent Decree settling the Cost Recovery Litigation without any costs to the Company. The Consent Decree is subject to U.S. District Court approval.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
OHM Corporation


We have reviewed the accompanying consolidated balance sheet of OHM Corporation and subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Columbus, Ohio
July 26, 1996

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

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent Company, WMX Technologies, Inc. ("WMX"), provides the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. The Company's consolidated statements of income include the results of the division since May 30, 1995.

         The Company's consolidated statements of income for the three and six months ended June 30, 1995, include expenses of $3,854,000 or $2,312,000 after-tax, for integration costs related to the acquisition of the Division. The costs were recorded in selling, general and administrative expenses and were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

RESULTS OF OPERATIONS

         REVENUE. The following table sets forth the Company's revenue by client type for the three and six months ended June 30, 1996 and 1995 (in thousands, except percentages):

                                             Three Months Ended June 30,            Six Months Ended June 30,
                                           -------------------------------      --------------------------------
                                                1996            1995                 1996            1995
                                           -------------   ---------------      ---------------  ---------------
Federal, State, and Local Government       $ 96,802   75%   $ 75,907   76%       $187,374   76%   $137,715   77%
Industrial                                   32,375   25%     23,594   24%         60,766   24%     42,003   23%
                                           --------  ---    --------  ---        --------  ---   ---------  ---
         Total Revenue                     $129,177  100%   $ 99,501  100%       $248,140  100%   $179,718  100%
                                           ========  ===    ========  ===        ========  ===    ========  ===

         Revenue increased during the three and six months ended June 30, 1996 by $29,676,000 or 30% and $68,422,000 or 38%, respectively, when compared to the same periods in 1995. Such improvement resulted primarily from increased revenue from federal government agencies and the acquisition of the Division, of which only one month's results were included in the Company's consolidated statements of income during the three and six month periods in 1995.

         Revenue from government agencies for the three and six months ended June 30, 1996 increased $20,895,000 or 28% and $49,659,000 or 36%, respectively, when compared to the same periods in 1995. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the United States Navy, the United States Army Corps of Engineers ("USACE") and the United States Air Force. Such increases were partially offset by a decrease in revenue from state and local governments and the Environmental Protection Agency ("EPA") during the 1996 when compared to the same periods in 1995. The federal government shutdown during the first quarter of 1996 negatively impacted the Company's revenue from the EPA and delayed delivery orders issued under the Company's existing federal term contracts. The Company expects to receive funding under its federal contracts into the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various Department of Defense agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $8,781,000 or 37% increase in revenue from industrial clients for the three months ended June 30, 1996 when compared to the same period in 1995. For the six months ended June 30, 1996, revenue from industrial clients increased $18,763,000 or 45% when compared to the same period in 1995. Such increases are primarily a result of the acquisition of the Division during May 1995. The Company believes that revenue from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization may have a material impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. In addition, demand for the Company's services from the industrial sector will also remain dependant on general economic and market conditions.

         COST OF SERVICES AND GROSS PROFIT. Cost of services and gross profit for the three and six months ended June 30, 1996 increased when compared to the same periods in 1995 primarily as a result of increased revenue. Gross profit as a percent of revenue for the three and six months ended June 30, 1996 decreased to 14% and 13%, respectively, from 16% in each of the same periods in 1995. The Company's gross profit on its fixed-price contracts has been negatively impacted by competitive market conditions and, during the first quarter of 1996, by the severe winter weather in the midwest and northeast regions of the country. In addition, the Company has experienced a decrease in the overall gross margin it has received on its government projects than it has historically experienced. Such decrease is due to the nature of the projects that have been awarded to the Company under its term contracts which has required an increase in the use of subcontracted services and materials over levels historically experienced. Under the terms of such contracts, the Company receives minimal markups on such subcontracted services and materials.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the three and six months ended June 30, 1995 included a charge for integration expenses of $3,854,000 related to the acquisition of the Division. Without such charge, SGA expenses would have increased 26% and 35% during the three and six months ended June 30, 1996, respectively, when compared to the same periods in 1995. Such increase in SGA expenses was primarily as a result of the acquisition of the Division and increased revenue. In addition, the Company has made a substantial investment in personnel and systems in support of its government contracts and related compliance issues. SGA expense as a percent of revenue, excluding the aforementioned charge, was 9% and 10% for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, SGA expense as a percent of revenue was 9% and 10%, respectively, exclusive of the intergration expense charge.

         INTEREST EXPENSE. Interest expense decreased 30% and 36% during the three and six months ended June 30, 1996 when compared to the same periods in 1995. The decrease in interest expense was a result of a decrease in the average borrowings outstanding, as well as interest rates charged, under the Company's revolving credit agreement during 1996 when compared to the same periods in 1995. The decrease in interest rates charged under the revolving credit agreement is a result of the WMX guarantee of the Company's debt in exchange for the warrant described above.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings increased $26,000 and $168,000 for the three and six months ended June 30, 1996, respectively, when compared to the same periods in 1995.

         NET INCOME. Net income for the three months ended June 30, 1996 was $2,379,000 or $0.09 per share compared to $234,000 or $0.01 per share for the same period in 1995. For the six months ended June 30, 1996, net income was $3,709,000 or $0.14 per share compared to $1,521,000 or $0.08 per share for the same period in 1995. Net income increased primarily as a result of the charge for integration expenses recorded in the second quarter of 1995, as well as other factors described above.

         The effective income tax rate was 33% and (1)% for the three months ended June 30, 1996 and 1995, respectively. For each six month period ending June 30, 1996 and 1995, the effective income tax rate was 33%. See "Note 4 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The amounts outstanding for cash borrowing under the revolving credit facility at June 30, 1996 and December 31, 1995 were $27,200,000 and $42,100,000, respectively, and aggregate letters of credit outstanding at June 30, 1996 and December 31, 1995 were $14,823,000 and $14,655,000, respectively.

         Capital expenditures for the six months ended June 30, 1996 and 1995, were $11,221,000 and $7,148,000, respectively. The Company's capital expenditures are primarily related to the installation of computer systems and related equipment, the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for fiscal year 1996 are expected to range between $15,000,000 and $18,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of its contract backlog with federal government agencies. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowing under its revolving credit facility, proceeds from permitted asset sales and other external sources. In addition, in connection with the acquisition of the Division, Rust's parent company, WMX, has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

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

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting of the Company's shareholders was held on May 9, 1996. At the Annual Meeting, the following persons were elected as directors of the Company, to serve until the next Annual Meeting of Shareholders, with the votes for and withheld with respect to each person, respectively, set forth after such name:

                                                        For                    Withheld
                  Victor J. Barnhart                 25,751,170                414,996
                  Herbert A. Getz                    25,760,949                405,217
                  Ivan W. Gorr                       25,779,188                386,978
                  Charles D. Hollister               25,776,698                389,468
                  James L. Kirk                      25,774,445                391,721
                  Joseph R. Kirk                     25,773,792                392,374
                  James E. Koenig                    25,768,236                397,930
                  Richard W. Pogue                   25,774,350                391,816
                  Charles W. Schmidt                 25,776,492                389,674


         (b) A proposal to increase the number of shares available under the Company's 1986 Stock Option Plan was approved by 89.8% of the Company's Common Stock present and voting at the meeting. The results of the vote on the proposal were:

                           For                       23,498,305
                           Against                    2,574,867
                           Abstain                       92,994

                  The total number of shares of the Registrant's Common Stock outstanding as of March 19, 1996, the record date for the Annual Meeting, was 26,718,097.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.33* OHM Corporation Retirement and Incentive Compensation Plan

                  10.34*   OHM Corporation Incentive Stock Plan

                  11       Statement Re Computation of Per Share Earnings

                  15       Letter Re Unaudited Financial Information

                  27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


- --------------------------------------------------------------------------------
*Indicates a management contract or compensatory plan or arrangement required to filed pursuant to Item 6 of Form 10Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OHM CORPORATION


Date: August 14, 1996               By  /s/ James L. Kirk
                                        ----------------------------------------
                                        James L. Kirk
                                        Chairman of the Board
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)

Date: August 14, 1996               By  /s/ Kris E. Hansel
                                        ----------------------------------------
                                        Kris E. Hansel
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                                   EXHIBIT INDEX

Exhibit                    Exhibit
Number                     Description
- ------                     -----------
10.33                      Retirement and Incentive Compensation Plan

10.34                      Incentive Stock Plan

11                         Statement Re Computation of Per Share Earnings

15                         Letter Re Unaudited Financial Information

27                         Financial Data Schedule