Form 10-Q
period 1996-09-30
OHM CORP
filed 1996-11-14
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 -----------------------------------------------


                                    FORM 10-Q

                                   (MARK ONE)
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---        THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


                                       OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---          THE SECURITIES EXCHANGE ACT OF 1934


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

        The number of shares of Common Stock, par value $0.10 per share, outstanding on October 31, 1996 was 26,936,905.

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
           and December 31, 1995..........................................................................    1

         Consolidated Statements of Income (Unaudited) for the Three and Nine Months
           Ended September 30, 1996 and 1995..............................................................    2

         Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
           Ended September 30, 1996 and 1995..............................................................    3

         Notes to Consolidated Financial Statements (Unaudited)...........................................    4

         Independent Accountants' Review Report...........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    8


                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................   12

Signatures................................................................................................   12

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                       September 30,  December 31,
                                                                                           1996          1995
                                                                                       -------------  -----------
ASSETS                                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents...........................................................  $  6,826      $ 11,205
   Accounts receivable.................................................................    90,654       100,291
   Costs and estimated earnings on contracts in process in excess of billings..........    77,095        77,156
   Materials and supply inventory, at cost.............................................    12,282        11,831
   Receivable from affiliated company..................................................         -        15,000
   Prepaid expenses and other assets...................................................     8,293         7,621
   Deferred income taxes...............................................................    14,045        16,600
   Refundable income taxes.............................................................       335           401
                                                                                         --------      --------
                                                                                          209,530       240,105
                                                                                         --------      --------
Property and Equipment, net............................................................    75,069        81,107
                                                                                         --------      --------

Other Noncurrent Assets:
   Investment in affiliated company....................................................    23,670        23,038
   Intangible assets relating to acquired businesses, net..............................    33,574        21,613
   Deferred debt issuance and financing costs..........................................     1,539         1,779
   Deferred income taxes...............................................................       818         1,440
   Other assets........................................................................     6,604         7,424
                                                                                         --------      --------
                                                                                           66,205        55,294
                                                                                         --------      --------
       Total Assets....................................................................  $350,804      $376,506
                                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................................................................  $ 60,530      $ 65,233
   Billings on contracts in process in excess of costs and estimated earnings..........       365         1,387
   Accrued compensation and related taxes..............................................     6,285         6,174
   Federal, state and local taxes......................................................        40           200
   Other accrued liabilities...........................................................    30,132        33,538
   Current portion of noncurrent liabilities...........................................     4,255         4,417
                                                                                         --------      --------
                                                                                          101,607       110,949
                                                                                         --------      --------
Noncurrent Liabilities:
   Long-term debt......................................................................    78,215       104,111
   Capital leases......................................................................        42            53
   Pension agreement...................................................................       879           901
                                                                                         --------      --------
                                                                                           79,136       105,065
                                                                                         --------      --------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, $10.00 par value, 2,000,000 shares
     authorized; none issued and outstanding...........................................         -             -
   Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued:  1996 - 26,900,084; 1995 - 26,647,077..............................     2,690         2,664
   Additional paid-in capital..........................................................   138,303       136,428
   Retained earnings...................................................................    29,068        21,400
                                                                                         --------      --------
                                                                                          170,061       160,492
                                                                                         --------      --------
     Total Liabilities and Shareholders' Equity........................................  $350,804      $376,506
                                                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)


                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                                   ------------------          -----------------
                                                                  1996           1995           1996          1995
                                                                 -------        ------        --------      -------
                                                                     (Unaudited)                    (Unaudited)
Revenue.......................................................  $158,272       $135,886       $406,412     $ 315,604
   Cost of services ..........................................   137,634        116,815        353,184       267,479
                                                                --------      ---------       --------     ---------
Gross Profit..................................................    20,638         19,071         53,228        48,125
     Selling, general and administrative expenses.............    13,124         12,348         36,243        33,314
                                                                --------      ---------       --------     ---------
Operating Income..............................................     7,514          6,723         16,985        14,811
                                                               ---------      ---------       --------     ---------
Other (Income) Expenses:
   Investment income..........................................       (97)          (577)          (112)         (600)
   Interest expense...........................................     1,780          2,456          5,658         8,527
   Equity in net earnings of affiliate........................      (183)            (6)          (632)         (287)
   Miscellaneous, net.........................................       (54)           (95)           489           (56)
                                                                --------      ---------       --------     ---------
                                                                   1,446          1,778          5,403         7,584
                                                                --------      ---------       --------     ---------
Income Before Income Taxes....................................     6,068          4,945         11,582         7,227
   Income taxes...............................................     2,072          1,758          3,877         2,519
                                                                --------      ---------       --------     ---------
Net Income....................................................  $  3,996      $   3,187       $  7,705     $   4,708
                                                                ========      =========       ========     =========


Net Income Per Share..........................................  $   0.15     $     0.12       $   0.29     $    0.22
                                                                ========     ==========       ========     =========

Weighted average number of common and
   common equivalent shares outstanding.......................    26,862         27,064         26,787        21,126
                                                                ========      =========      =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                       -----------------
                                                                                       1996        1995
                                                                                       ----        ----
                                                                                         (Unaudited)
Cash flows from operating activities:
Net income ....................................................................    $   7,705     $   4,708
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization ............................................       13,025         7,208
     Amortization of other noncurrent assets ..................................        2,855         2,071
     Deferred income taxes ....................................................        3,177         1,375
     Loss/(gain) on sale of property and equipment ............................          381          (223)
     Equity in net earnings of affiliate ......................................         (632)         (287)
     Deferred translation adjustments and other ...............................           37           741
Changes in current assets and liabilities:
     Accounts receivable ......................................................        9,088        (3,450)
     Costs and estimated earnings on contracts in process in excess of billings       (4,792)       10,692
     Materials and supply inventory, at cost ..................................         (451)       (1,810)
     Prepaid expenses and other assets ........................................        1,813        (4,279)
     Refundable income taxes and other adjustments ............................           66          (232)
     Accounts payable .........................................................       (4,432)       (3,276)
     Billings on contracts in process in excess of costs and estimated earnings       (1,022)          200
     Accrued compensation and related taxes ...................................         (755)         (145)
     Federal, state and local income taxes ....................................         (160)           31
     Other accrued liabilities ................................................       (6,911)       (3,557)
                                                                                   ---------     ---------
       Net cash flows provided by operating activities ........................       18,992         9,767
                                                                                   ---------     ---------
Cash flows from investing activities:
     Purchases of property and equipment ......................................      (15,263)       (8,971)
     Proceeds from sale of property and equipment .............................        2,222         2,504
     Increase in other noncurrent assets ......................................       (1,057)          331
     Decrease in receivable from related party ................................       15,000          --
     Cash acquired from purchase of business, net of acquisition cost .........         --          16,670
                                                                                   ---------     ---------
       Net cash provided by investing activities ..............................          902        10,534
                                                                                   ---------     ---------
Cash flows from financing activities:
     Increase in long term debt ...............................................         --           1,945
     Payments on long-term debt and capital leases ............................       (5,379)       (2,701)
     Proceeds from borrowing under revolving credit agreement .................      154,000       113,700
     Payments on revolving credit agreement ...................................     (174,700)     (120,500)
     Payments on pension agreement ............................................          (95)          (74)
     Common stock issued for 401k funding and stock options ...................        1,901          --
     Proceeds from private placement of common stock ..........................         --          10,000
     Reissuance of treasury stock .............................................         --           1,740
                                                                                   ---------     ---------
       Net cash (used in)/provided by financing activities ....................      (24,273)        4,110
                                                                                   ---------     ---------
       Net (decrease)/increase in cash and cash equivalents ...................       (4,379)       24,411
Cash and cash equivalents at beginning of period ..............................       11,205         4,930
                                                                                   ---------     ---------
Cash and cash equivalents at end of period ....................................    $   6,826     $  29,341
                                                                                   =========     =========

Supplementary cash flow information:
   Cash paid for interest .....................................................    $   5,253     $   7,207
                                                                                   =========     =========
   Cash paid for income taxes .................................................    $     389     $     194
                                                                                   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements at September 30, 1996, and for the three and nine months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

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

The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

         Current assets.......................................$59,805
         Property and equipment................................21,523
         Goodwill..............................................34,183
         Current liabilities...................................50,252

NOTE 3 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                              Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                             -------------------       -------------------
                                                             1996          1995         1996        1995
                                                             ----          ----         ----        ----
         Federal statutory rate...........................   34.0 %       34.0 %       34.0 %      34.0 %
         Add (deduct):
              State income taxes, net of federal benefit..    4.9 %        5.0 %        4.8 %       4.8 %
              Goodwill....................................    2.5 %          - %        2.1 %         - %
              R & D credits...............................   (5.9)%       (3.3)%       (5.9)%      (3.3)%
              Equity in net earnings of affiliate.........   (0.8)%          - %       (1.5)%      (1.1)%
              Other, net..................................   (0.6)%       (0.1)%          - %       0.5 %
                                                           --------      -------       -------     -------
                                                             34.1 %       35.6 %        33.5 %     34.9 %
                                                           ========      =======       =======     =======

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

NOTE 5 - LITIGATION AND CONTINGENCIES

The Company's accounts receivable at September 30, 1996 include a claim receivable aggregating approximately $26,880,000 in direct and other costs relating to a major remediation project which was performed by the Company for Citgo Petroleum Corporation ("Citgo") at its Lake Charles, Louisiana refinery during 1993 and 1994. This claim receivable represents direct and other costs to date for activities which the Company's management believed exceeded the scope of the existing contract due to deficient project specifications provided by Citgo and Oxy USA, Inc. ("Oxy") as well as differing site conditions. In addition, at September 30, 1996, the Company has recorded in its financial statements approximately $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. In April 1994, Citgo filed an action in the U.S. District Court for the Western District of Louisiana seeking a declaratory judgment that the Company is not entitled to additional compensation under the contract and certain other relief. The Company's answer to the declaratory judgment action was filed in July 1994, together with counterclaims against Citgo for negligent misrepresentation, breach of contract and quantum meruit seeking damages in excess of $35,000,000. In August 1994, Citgo amended its complaint seeking damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company believes that such assertion of damages is totally without merit since the contract expressly provides that Citgo's sole remedy for production shortfalls by the Company is liquidated damages not to exceed $500,000. In August 1996, the Magistrate Judge, in response to the Company's motion for partial summary judgement, issued a Report and Recommendation supporting the Company's position that Citgo's claim be limited to the amounts set forth in the liquidated damages provisions of the contract between Citgo and the Company. Citgo is currently challenging this determination. In January 1995, Citgo filed a third party complaint against Occidental Oil and Gas Corporation and Oxy in such litigation because of their prior involvement with the Citgo site and preparation of the contract specifications. Additionally, in July 1995, the Company also filed a third party complaint against Oxy for negligent misrepresentation as a result of its involvement with the development of sampling and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the site.

The Company has also become involved in litigation with Occidental Chemical Corporation ("Occidental") relating to a separate project performed in 1993 and 1994 for Occidental. The Company's accounts receivable at September 30, 1996 include a claim receivable of $8,607,000 in direct and other costs relating to this project. The litigation arises from an October 1993 contract between the Company and Occidental for work at a contaminated site in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company's management believes were materially different than as represented by Occidental. The Company believes that Occidental has implicitly acknowledged the existence of differing conditions at the site through its previous execution and partial payment of a change order relating to the Company's position. In October 1994, Occidental issued a deductive change order deleting substantially all remaining work from the contract. On December 30, 1994, while the Company was in the process of developing a comprehensive request for equitable adjustment, Occidental filed suit against the Company in U.S. District Court for the Western District of New York alleging damages in excess of $50,000, the jurisdictional minimum. On March 3, 1995, Occidental filed an amended complaint seeking $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated wastes. On April 6, 1995, the Company filed its answer and counterclaim denying any liability to Occidental and seeking an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

Management believes that it has established adequate reserves should the resolution of the above accounts receivable be lower than the amounts recorded and such resolution should not have a material adverse impact upon the Company's consolidated results of future operations or financial condition.

The Company was named in April 1994 as one of 33 third party defendants in a case titled UNITED STATES OF AMERICA V. AMERICAN CYANAMID COMPANY, INC., ET AL., pending in the United States District Court for the Southern District of West Virginia (the "U.S. District Court"). This litigation (the "Cost Recovery Litigation") arises out of claims made against several potentially responsible parties ("PRPs") by the Environmental Protection Agency ("EPA") for amounts in excess of $24,000,000 for response costs arising out of releases and threatened releases of hazardous waste at the Fike Chemical, Inc. Superfund site ("Fike") in Nitro, West Virginia. The Company was retained as a response action contractor for the site under contracts with the United States Army Corps of Engineers and the EPA. Those PRP's also filed a suit in the U.S. District Court against the Company on behalf of the United States under the QUI TAM provisions of the False Claims Act (the "QUI TAM suit") and caused the United States to conduct an investigation of the accuracy of the Company's billings to the EPA. The Company cooperated fully with the investigation and has been informed that the government will not be proceeding criminally against the Company. The Company signed a Settlement Agreement, pursuant to which the Company has paid $589,000, disposing of any civil liability relating to the QUI TAM suit and the government investigation with respect to Fike. The Settlement Agreement has been approved by the U.S. District Court which entered a Stipulation and Order of Dismissal on May 6, 1996. The Company also executed an agreement settling the Cost Recovery Litigation without any cost to the Company. This agreement, which was subject to U.S. District Court approval, was approved and the U.S. District Court issued a Stipulation and Order of Dismissal on April 8, 1996. Other matters related to the Fike Superfund Site are subject to a Consent Decree which has to be approved by the U.S. District Court.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors and Shareholders
OHM Corporation


We have reviewed the accompanying consolidated balance sheet of OHM Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



Columbus, Ohio
October 25, 1996

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

         The Company's consolidated statements of income for the nine months ended September 30, 1995, include expenses of $3,854,000 or $2,312,000 after-tax, for integration costs related to the acquisition of the Division. The costs were recorded in selling, general and administrative expenses and were primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

RESULTS OF OPERATIONS

         REVENUE. The following table sets forth the Company's revenue by client type for the three and nine months ended September 30, 1996 and 1995 (in thousands, except percentages):

                                                  Three Months Ended                     Nine Months Ended
                                                    September 30,                          September 30,
                                       --------------------------------------- -------------------------
                                               1996            1995                   1996            1995
                                         ---------------  ---------------      -----------------  --------------
Federal, State, and Local Government      $ 117,754  74%  $  96,192   71%         $305,128   75%   $233,907  74%
Industrial                                   40,518  26%     39,694   29%          101,284   25%     81,697  26%
                                         --------------   --------- ----       ----------- ----  ---------- ---
         Total Revenue                     $158,272 100%   $135,886  100%         $406,412  100%   $315,604 100%
                                           ======== ===    ========  ===          ========  ===    ======== ===

         Revenue increased during the three and nine months ended September 30, 1996 by $22,386,000 or 17% and $90,808,000 or 29%, respectively, when compared to the same periods in 1995. Such improvement resulted primarily from increased revenue from federal government agencies. In addition, revenue from the industrial sector for the nine months ended September 30, 1996 was favorably impacted by the acquisition of the Division, which was included in the Company's results of operations after May 30, 1995.

         Revenue from government agencies for the three and nine months ended September 30, 1996 increased $21,562,000 or 22% and $71,221,000 or 30%, respectively, when compared to the same periods in 1995. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the United States Navy, the United States Army Corps of Engineers ("USACE") and the United States Air Force. Such increases were partially offset by a decrease in revenue from state and local governments and the Environmental Protection Agency ("EPA") during the 1996 when compared to the same periods in 1995. The federal government shutdown during the first quarter of 1996 negatively impacted the Company's revenue from the EPA and delayed delivery orders issued under the Company's existing federal term contracts. The Company expects to receive funding under its federal contracts into the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various Department of Defense ("DOD") agencies, as well as the Department of Energy ("DOE"). However, no assurance can be given that the Company will be awarded any new contracts with the DOD or DOE. In addition, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         Revenue from industrial clients increased $824,000 or 2% and $19,587,000 or 24% for the three months and nine months ended September 30, 1996, respectively, when compared to the same periods in 1995. Such increases are primarily a result of the acquisition of the Division during May 1995. The Company believes that revenue growth from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization may have a material impact upon the demand for the Company's services in the form of project delays as industrial clients and potential industrial clients wait for and anticipate changes in these regulations. In addition, demand for the Company's services from the industrial sector will also remain dependant on general economic and market conditions.

         COST OF SERVICES AND GROSS PROFIT. Cost of services and gross profit for the three and nine months ended September 30, 1996 increased when compared to the same periods in 1995 primarily as a result of increased revenue. Gross profit as a percent of revenue for the three and nine months ended September 30, 1996 decreased to 13% in each period, from 14% and 15% respectively, in 1995. The Company's gross profit on its fixed-price contracts has been negatively impacted by competitive market conditions and, during the first quarter of 1996, by the severe winter weather in the midwest and northeast regions of the country. In addition, the Company has experienced a decrease in the overall gross margin it has received on its government projects than it has historically experienced. Such decrease is due to the nature of the projects that have been awarded to the Company under its term contracts which has required an increase in the use of subcontracted services and materials over levels historically experienced. Under the terms of such contracts, the Company receives minimal markups on such subcontracted services and materials.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the nine months ended September 30, 1995 include a charge for integration expenses of $3,854,000 related to the acquisition of the Division. Without such charge, SGA expenses would have increased 23% during the nine months ended September 30, 1996 when compared to the same period in 1995. SGA expenses for the three months ended September 30, 1996 increased $776,000 or 6% when compared to the same period in 1995. Such increase in SGA expenses was primarily as a result of the acquisition of the Division and increased revenue. In addition, the Company has made a substantial investment in personnel and systems in support of its government contracts and related compliance issues. SGA expense as a percent of revenue was 8% and 9% for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, SGA expense as a percent of revenue was 9%, exclusive of the integration expense charge.

         INTEREST EXPENSE. Interest expense, net of investment income, decreased 10% and 30% during the three and nine months ended September 30, 1996 when compared to the same periods in 1995. The decrease in interest expense was a result of a decrease in the average borrowings outstanding, as well as interest rates charged, under the Company's revolving credit agreement during 1996 when compared to the same periods in 1995. The decrease in interest rates charged under the revolving credit agreement is a result of the WMX guarantee of the Company's debt in exchange for the warrant described above. Investment income for the three and nine months ended September 30, 1995 included income earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division. Such receivables were paid to the Company on September 30, 1995.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings increased $177,000 and $345,000 for the three and nine months ended September 30, 1996, respectively, when compared to the same periods in 1995.

         NET INCOME. Net income for the three months ended September 30, 1996 was $3,996,000 or $0.15 per share compared to $3,187,000 or $0.12 per share for the same period in 1995. For the nine months ended September 30, 1996, net income was $7,705,000 or $0.29 per share compared to $4,708,000 or $0.22 per share for the same period in 1995. Net income increased primarily as a result of the charge for integration expenses recorded in the second quarter of 1995, as well as other factors described above.

         The effective income tax rate was 34% and 36% for the three months ended September 30, 1996 and 1995, respectively. For the nine month period ending September 30, 1996 and 1995, the effective income tax rate was 34% and 35%, respectively. See "Note 3 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The amounts outstanding for cash borrowing under the revolving credit facility at September 30, 1996 and December 31, 1995 were $21,400,000 and $42,100,000, respectively, and aggregate letters of credit outstanding at September 30, 1996 and December 31, 1995 were $14,823,000 and $14,655,000, respectively.

         Capital expenditures for the nine months ended September 30, 1996 and 1995, were $15,263,000 and $8,971,000, respectively. The Company's capital expenditures are primarily related to the installation of computer systems and related equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for fiscal year 1996 are expected to range between $17,000,000 and $20,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of its contract backlog with federal government agencies. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowing under its revolving credit facility, proceeds from permitted asset sales, utilization of operating leases and other external sources. In addition, in connection with the acquisition of the Division, Rust's parent company, WMX, has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

         The Company's identified long-term capital needs consist of payments due upon the maturity of the Company's revolving credit facility in 2000 and sinking fund payments commencing in 1996 of 7.5% of the principal amount as well as payments due upon maturity of its 8% Subordinated Convertible Debentures ("Debentures") in 2006. Since October 1995, the Company has purchased and retired $9,200,000 of the outstanding Debentures, sufficient to meet its first and second sinking fund obligations due on October 1, 1996 and 1997, respectively. The Company believes that it will be able to refinance the remaining indebtedness as necessary.

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

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

                  10 Employment Agreement, dated August 21, 1996, between Joseph R. Kirk and OHM Corporation

                  11       Statement Re Computation of Per Share Earnings

                  15       Letter Re Unaudited Financial Information

                  27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OHM CORPORATION


Date: November 14, 1996           By   /s/ James L. Kirk
                                      ------------------
                                      James L. Kirk
                                      Chairman of the Board
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer)

Date: November 14, 1996           By   /s/ Philip O. Strawbridge
                                      --------------------------
                                      Philip O. Strawbridge
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

Date: November 14, 1996           By   /s/ Kris E. Hansel
                                      -------------------
                                      Kris E. Hansel
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                    Exhibit
Number                     Description
------                     -----------
10                         Employment Agreement, dated August 21, 1996, between Joseph R. Kirk and OHM Corporation

11                         Statement Re Computation of Per Share Earnings

15                         Letter Re Unaudited Interim Financial Information

27                         Financial Data Schedule
