Form 10-K405
period 1996-12-31
OHM CORP
filed 1997-03-20
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

       Registrant's telephone number, including area code: (419) 423-3526

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                        -------------------

   Common Stock, $0.10 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

           8% Convertible Subordinated Debentures due October 1, 2006
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997, was $216,369,920.

         The number of shares of common stock outstanding on February 28, 1997, was 27,046,240 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 8, 1997 are incorporated by reference into Part III.

OHM CORPORATION
1996 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
--------------------------------------------------------------------------------------------------------------------
ITEM 1.       Business....................................................................................         1
ITEM 2.       Properties..................................................................................         9
ITEM 3.       Legal Proceedings...........................................................................         9
ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................        10
ITEM 4A.      Executive Officers of the Registrant........................................................        10

EXECUTIVE OFFICERS OF THE REGISTRANT

PART II
--------------------------------------------------------------------------------------------------------------------
ITEM 5.       Market for the Registrant's Common Stock and Related
              Shareholder Matters.........................................................................        12
ITEM 6.       Selected Financial Data.....................................................................        13
ITEM 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................................        15
ITEM 8.       Financial Statements and Supplementary Data.................................................        22
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures.......................................................................        39

PART III
--------------------------------------------------------------------------------------------------------------------
ITEM 10.      Directors and Executive Officers of the Registrant..........................................        40
ITEM 11.      Executive Compensation......................................................................        40
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management..............................        40
ITEM 13.      Certain Relationships and Related Transactions..............................................        40

PART IV
--------------------------------------------------------------------------------------------------------------------
ITEM 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............................        40

SIGNATURES    ............................................................................................        46

PART I

ITEM 1. BUSINESS

OVERVIEW

         OHM Corporation, an Ohio corporation, and its predecessors (the "Company"), is one of the largest providers of technology-based, on- site hazardous waste remediation services in the United States. The Company has been in the environmental services business since 1969. The Company has successfully completed approximately 31,000 projects involving contaminated groundwater, soil and facilities.

         The Company provides a wide range of environmental services, primarily to government agencies and to large chemical, petroleum, transportation and industrial companies. The Company has worked for the United States Environmental Protection Agency ("EPA"), the Department of Defense ("DOD") (including the U.S. Army Corps of Engineers ("USACE") and the U.S. Departments of the Air Force, Army and Navy), the Department of Energy ("DOE"), a number of state and local governments and a majority of the Fortune 100 industrial and service companies. In addition to its technology-based, on-site remediation services, the Company also offers a broad range of other services, including site assessment, engineering, remedial design and analytical testing. Service is provided through 30 regional offices, one fixed laboratory at its headquarters in Findlay, Ohio, eight mobile laboratories, and approximately 2,800 pieces of mobile treatment and related field equipment.

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

         On May 30, 1995, pursuant to an Agreement and Plan of Reorganization, the Company through its wholly-owned subsidiary, OHM Remediation Services Corp. ("OHMR"), acquired (the "Acquisition") in exchange for 9,668,000 shares of Common Stock of the Company, par value $.10 per share ("Common Stock"), substantially all of the assets and certain liabilities of the environmental remediation services business of Rust International Inc. ("Rust"), a majority-owned subsidiary of WMX Technologies, Inc. ("WMX"). In connection with the Acquisition, the Company and WMX entered into a Guarantee Agreement whereby in exchange for a warrant exercisable for five years, to purchase 700,000 shares of Common Stock at a price per share of $15.00, WMX agreed, until May 30, 2000, to guarantee indebtedness of the Company in an amount not to exceed $62,000,000 which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. In addition, the Company entered into a Standstill and Non-competition Agreement (the "Standstill Agreement") with WMX and its affiliates. As contemplated by the Standstill Agreement, three designees of WMX were elected to the Board of Directors of the Company.

         The Company also has an approximately 40% interest in NSC Corporation ("NSC"), a provider of asbestos abatement and specialty contracting services.

OHM'S ENVIRONMENTAL REMEDIATION SERVICES

         The Company assists its clients by providing comprehensive on-site treatment of toxic materials and hazardous wastes. By applying a broad range of biological, chemical, physical, soil vapor extraction and thermal treatment technologies, the Company performs on-site treatment and remediation services for the control, detoxification, decontamination, and volume reduction of hazardous and toxic material. Accordingly, the Company has designed a wide range of modular mobile treatment equipment, which can be used on-site, either independently or in a system, for removing, detoxifying, reducing the volume of, or stabilizing contaminants. This equipment includes thermal destruction units, dewatering presses, filters, separators, ion exchangers, stripping systems and mobile process equipment which apply various physical, chemical and biological technologies to remediate contaminants. Since 1970, the Company has completed approximately 31,000 projects throughout the United States, cleaning up hazardous wastes, removing toxic chemicals from groundwater and cleaning facilities of contaminants.

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

         The Company undertakes these projects on both a planned basis, which is scheduled in advance, and an emergency basis, which is performed in direct response to spills, fires and industrial accidents. The Company places its emphasis upon planned work because of its more predictable resource requirements, and because of its larger potential market. In 1996, planned projects accounted for approximately 98% of the Company's revenue.

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

         The following represent the principal technologies used by the Company for remediation projects:

         * BIOLOGICAL REMEDIATION: The Company's Bioremediation Department designs and tests bioremediation techniques for treating hazardous waste. Biological treatment technologies generally utilize enhanced microbiological activity to decompose and detoxify contaminants, often using a site's natural flora to remediate a problem. The Company's biological laboratories can "feed" the microorganisms, that destroy the pollutant, so that they grow at a faster rate than would occur in nature. The Company has developed considerable expertise in transferring innovative bioremediation techniques from the laboratory to the field. The Company utilizes the following biological treatment technologies:

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

                           Clarification/Flocculation -- addition of chemicals which bond or interact with suspended solids and dissolved contaminants to form a flocculated product which can be separated through settling or filtration techniques.

                           Ion-Exchange -- ion-exchange resins used for the selective removal of heavy metals and hazardous ions.

                           Ultraviolet Treatment -- use of ultraviolet light to kill pathogens and convert or degrade some organic chemicals, especially when combined with the use of oxidants.

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

FOCUS ON LARGER PROJECTS AND GOVERNMENT CONTRACTS

         The Company pursues larger projects and term contracts as a method to achieve more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. Historically, the Company relied most heavily on private sector remediation projects in the Northeast and Midwest that typically involved planned cleanups of sites that were contaminated in the normal course of manufacturing activity and emergency cleanups of oil or chemical spills. Contract values typically were less than $1 million in size and less than one year in duration. The Company now targets more complex, multi-million dollar, multi-year private sector and government site-specific and term contracts. As a result of its shift in project focus, since the beginning of 1991 the Company has been awarded a large number of multi-million dollar government term contracts which, in some cases, may require several years to complete. Although the Company still performs private sector remediation projects, the Company currently derives a majority of its revenue from government term contracts and these larger projects. Larger site-specific projects impose heightened risks of loss in the event that actual costs are higher than those estimated at the time of bid due to unanticipated problems, inefficient project management, or disputes over the terms and specifications of the contracted performance.

         Since the beginning of 1991, the Company has been awarded 30 government term contracts, and several large projects, including those acquired by the Company in connection with the Acquisition, with potential values ranging from $10 million to $250 million and terms ranging from one to ten years. Such government term contracts typically are performed by completing remediation work under delivery orders, issued by the contracting government entity, for a large number of small-to-medium-sized projects throughout the geographic area covered by the contract. Such government term contracts do not represent commitments with respect to the amount, if any, that will actually be expended pursuant to such contracts, may generally be canceled, delayed or modified at the sole option of the government, and are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts; therefore, no assurance can be provided that such amounts, if any, will be actually spent on any projects, or of the timing thereof.

         For the fiscal year ended December 31, 1996, 77% of the Company's revenue was derived from federal, state and local government contracts. The Company expects that the percentage of its revenue attributable to such government clients will continue to represent a significant portion of its revenue. In addition to its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include substantial civil and criminal fines and penalties. As a result of its government contracting business, the Company is, has been and may in the future be subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of any of its government contracts could also result in the Company's suspension or debarment from future government contracts for a significant period of time. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or the Company's suspension or debarment, could have a material adverse effect on the Company's business, particularly in light of the increasing importance to the Company of work for various government agencies.

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

MARKETS AND CUSTOMERS

         The Company provides its services to a broad base of clients in both the private and government sectors. Its private sector clients include large chemical, petroleum, manufacturing, transportation, real estate, electronics, automotive, aerospace and other industrial companies, as well as engineering and consulting firms. The Company has worked for a majority of the Fortune 100 industrial companies. Historically, the majority of the Company's private sector revenue was derived from projects with values typically less than $1 million in size and less than one year in duration. Revenue from industrial clients for 1996 was $124.7 million and constituted 23% of the Company's revenue.

         In the government sector, the market for the Company's services primarily consists of federal government agencies. The Company has been a prime contractor to the EPA since 1984 under Emergency Response Cleanup Services ("ERCS") contracts administered under the Superfund Removal Program. In addition, through site specific and term contracts, the Company provides its services to the DOD, including USACE, the U.S. Departments of the Navy, Air Force and Army, at DOE facilities and to state and local governments. Revenue from government agencies in 1996 aggregated $426.3 million and accounted for 77% of revenue, of which the Department of the Navy and the USACE accounted for approximately $167.7 million or 30% and $127.1 million or 23% of revenue, respectively.

SEASONALITY AND FLUCTUATION IN QUARTERLY RESULTS

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

INSURANCE

         The Company maintains a comprehensive liability insurance program that is structured to provide coverage for major and catastrophic losses while essentially self-insuring losses that may occur in the ordinary course of business. The Company contracts with primary and excess insurance carriers and generally retains $250,000 to $500,000 of liability per occurrence through deductible programs, self-insured retentions or through reinsurance provided by a wholly-owned insurance captive which reinsures some of the Company's workers' compensation risks.

         Although the Company believes its insurance program to be appropriate for the management of its risks, its insurance policies may not fully cover risks arising from the Company's operations. Policy coverage exclusions, retaining risks through deductible and self-insured retention programs, or losses in excess of the coverage may cause all or a portion of one or more losses not to be covered by such insurance.

EMPLOYEES

         The Company had approximately 3,100 employees at December 31, 1996. Approximately 30 employees of the Company were covered by collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

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

         The statutory funding mechanism of CERCLA is comprised of contributions from the general revenue and tax on petrochemical feedstocks. The CERCLA tax expired December 31, 1995. However, an additional $1.4 billion was appropriated for fiscal year 1997 and the authority to tax and use the funds has been extended through September 30, 1997. Additionally, EPA has a large amount of appropriated, unobligated funds which are projected by the Congressional Budget Office to be sufficient for EPA to continue operating at current levels for approximately two years, should there be a lapse in the CERCLA tax after September 30, 1997.

         The leadership of both the House of Representatives and the Senate have stressed that reauthorization of Superfund is one of their top priorities for 1997. A bill to reauthorize Superfund has been introduced to the Senate and the introduction of a House bill is pending. The Senate bill would maintain historic levels of funding for a period of five years beginning in fiscal year 1998. Support for environmental programs also remains strong in the Executive Branch. President Clinton's fiscal year 1998 budget included increases in funding for all EPA, Department of Defense and Department of Energy environmental programs.

         Despite the priority given to reauthorization of Superfund, and the history of Congress never to allow an actual lapse in the tax, the perceived potential for this occurrence adversely impacts the environmental industry due to resultant funding uncertainties. Additional uncertainties arise from significant changes being considered for Superfund including shifting the current preference for permanent treatment to a wider acceptance of containment and other engineering/institutional controls. This change could lead to smaller volumes of waste being treated on-site, and the potential to qualify for less stringent remedies could cause clients to delay the initiation of remediation projects. However, many of the proposed changes to Superfund are beneficial to the environmental remediation industry including doubling the dollar amount and time period in which emergency removal actions take place; increasing contractor indemnification protections; streamlining the study phase of the process to accelerate actual remediation; and creating incentives for brownfield cleanups.

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

BACKLOG AND POTENTIAL VALUE OF TERM CONTRACTS

         The following table lists at the dates indicated (i) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):

                                                                 December 31,
                                                                 ------------
                                                    1996             1995              1994
                                                    ----             ----              ----
Backlog                                         $  375,000       $  445,000        $  255,000
Term contracts                                   1,401,000        1,531,000         1,498,000
                                                ----------       ----------        ----------
         Total contract backlog                 $1,776,000       $1,976,000        $1,753,000
                                                ==========       ==========        ==========

         Backlog. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company estimates that approximately 80% of the backlog at December 31, 1996 will be realized within the next year.

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

EQUITY INVESTMENT

         NSC is a provider of asbestos-abatement and other specialty contracting services to a broad range of commercial, industrial and institutional clients located throughout the United States. NSC provides asbestos-abatement services through two of its wholly-owned subsidiaries, National Surface Cleaning, Inc. and National Service Cleaning Corp.; demolition and dismantling services through its wholly-owned subsidiary, Olshan Demolishing Management, Inc. ("ODMI"); and specialty coatings application and lead paint-abatement through its wholly-owned subsidiary, NSC Specialty Coatings, Inc. In May 1993, the Company's investment in NSC was reduced from 70% to 40% as a result of NSC's purchase of the asbestos abatement division of The Brand Companies, Inc. ("Brand") in exchange for its industrial cleaning and maintenance business and the issuance of

4,010,000 shares of NSC common stock. The Company accounts for NSC on the equity method. In April 1995, NSC entered into an agreement with Rust under which NSC, through ODMI, assumed the management of Olshan Demolishing Company, a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market. Rust owns another 40% of NSC and the remaining 20% is publicly held.

         An asbestos-abatement or demolition and dismantling program is focused on meeting the needs of the facility owner or operator to properly manage the financial, regulatory and safety-related risks associated with a demolition or asbestos project. NSC's removal and demolition services require the coordination of several processes: marketing, bidding and contracting, project management, health and safety programs, and the actual asbestos removal or dismantling and demolition. NSC management maintains administrative and operational control over all phases of a project, from estimating and bidding through project completion.

         Although some of NSC's contracts are directly entered into with its clients without a formal bidding process, NSC receives a significant portion of its contracts through a bidding process. The majority of NSC's projects are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. All work is done in accordance with applicable EPA and OSHA regulations and applicable state and local regulations. NSC is also subject to the regulations of the Mine Safety and Health Act when it conducts demolition and dismantling projects at mine locations.

         The market for asbestos abatement services is highly competitive. NSC competes with large asbestos abatement firms, several of which provide services on a regional basis. NSC also competes, to a lesser extent, with smaller local and regional firms. While the demand for asbestos-abatement services has stabilized, demand is still dependent on the fluctuation of national and regional economies and the finite amount of asbestos remaining to be removed, there can be no assurance that such demand will remain steady. Through the diversification into the demolition, specialty coatings and lead paint-abatement markets, NSC is seeking to provide a full range of specialty contracting services to the performance-sensitive customer.

         NSC's Board of Directors declared and NSC paid a cash dividend of $602,000 to the Company for each of the years ended December 31, 1996 and 1995. While NSC's Board of Directors has not established a policy concerning payment of regular dividends, it has stated its intention to review annually the feasibility of declaring additional dividends depending upon the results of NSC's operations and the financial condition and cash needs of NSC.

ITEM 2. PROPERTIES

         The Company currently owns property in four states and leases property in 18 states and the District of Columbia. The property owned by the Company includes approximately 26 acres in Findlay, Ohio, upon which are located the Company's 37,500 square foot corporate headquarters, a 39,600 square foot laboratory and technical facility, a 20,000 square foot support services facility, as well as its fabrication, maintenance and remediation service center and training facilities. The Company also owns remediation service centers in Covington, Georgia (approximately ten acres of land and an 8,200 square foot building), Clermont, Florida (approximately five acres of land and a 6,500 square foot building) and Baton Rouge, Louisiana (approximately ten acres of land and a 52,500 square foot building).

         The Company operates other offices and remediation service centers in the following states: California, Colorado, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Iowa, Massachusetts, Minnesota, Missouri, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Virginia and Washington. All of these offices and service center facilities are leased. Under these leases, the Company is required to pay base rentals, real estate taxes, utilities and other operating expenses. Annual rental payments for the remediation service centers and office properties are approximately $4,500,000.

ITEM 3. LEGAL PROCEEDINGS

         The Company is currently in litigation in the U.S. District Court for the Western District of Louisiana with Citgo Petroleum Corporation ("Citgo"), Oxy USA Inc., and Occidental Oil & Gas (collectively "Oxy") relating to cost overruns and production shortfalls on a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. The Company has recorded in its financial statements approximately $27,609,000 as a claim receivable and $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. The Company is seeking damages in excess of $35,000,000. Citgo's second amended complaint seeks damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company has filed a third party complaint against Oxy for negligent misrepresentation and detrimental reliance as a result of Oxy's involvement with the development of sample and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the Lake Charles refinery. In December 1996 and January 1997, Oxy and Citgo, respectively, filed motions for summary judgment and partial summary judgment on the Company's claims. The Company filed briefs in opposition to these motions. These motions for summary judgment and partial summary judgment are still pending.

         The Company is currently in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's accounts receivable at December 31, 1996 include a claim receivable of $8,618,000 related to this matter. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

         The Company is currently in arbitration proceedings with Separation and Recovery Systems, Inc. ("SRS") resulting from SRS's failure to adequately perform it's subcontract obligations to the Company for thermal desorption services at the Hilton- Davis project in Cincinnati, Ohio. The Company's financial statements on December 31, 1996 include a back charge receivable of approximately $7,345,000 representing additional costs the Company has and will incur as a result of completing SRS's scope of work under its thermal desorption subcontract with the Company. SRS has filed a counterclaim against the Company for approximately $2,500,000 alleging wrongful termination of the subcontract.

         Management believes that it has established adequate reserves should the resolution of the above matters be lower than the amounts recorded. There is, however, always risk and uncertainty in pursuing and defending litigation and arbitration proceedings in the course of the Company's business and, notwithstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse impact upon the Company's consolidated future results of operations or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are listed below:

          Name                                Age                                    Positions
          ----                                ---                                    ---------

James L. Kirk                                  47           Chairman of the Board, President and Chief Executive Officer
Joseph R. Kirk                                 45           Executive Vice President and a Director
Pamela K.M. Beall                              40           Vice President, Treasurer and Assistant Secretary
Robert J. Blackwell                            40           Vice President, Marketing and Strategic Planning
Fred H. Halvorsen                              55           Vice President, Health and Safety
Kris E. Hansel                                 39           Vice President and Controller
Steven E. Harbour                              48           Vice President, Legal and Secretary
Gene J. Ostrow                                 42           Vice President, Corporate Development
Phillip V. Petrocelli                          38           Vice President, Western Operations
Philip O. Strawbridge                          42           Vice President, Chief Financial and Administrative Officer
Michael A. Szomjassy                           46           Vice President, Eastern Operations

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

Pamela K.M. Beall - Vice President, Treasurer and Assistant Secretary. Ms. Beall joined the Company in June 1985 as Director of Finance of OHMR, became Treasurer and Assistant Secretary of OHMR in September 1985, and became Treasurer and Assistant Secretary of the Company in January 1986. Ms. Beall assumed her current position in August 1994. Prior to joining the Company, Ms. Beall was General Manager, Treasury Services for USX Corporation and previous to that with Marathon Oil Company. Ms. Beall also serves as a director of NSC.

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

Steven E. Harbour - Vice President, Legal and Secretary. Mr. Harbour joined the Company in December 1996. Prior to joining the Company, Mr. Harbour served in various management and legal capacities with The Coca-Cola Company from 1983 to 1993, was Vice President, The Coca-Cola Bottling Company of New York, Inc., from 1993 to 1995, and most recently was affiliated with the law firm of Sumner & Anderson.

Gene J. Ostrow - Vice President of Corporate Development of OHM Corporation since March of 1997. From November 1994 to March of 1997, Mr. Ostrow was a Senior Vice President, Corporate Finance with Raymond James and Associates and Co-head of that firm's mergers and acquisitions practice. Mr. Ostrow was employed by OHM Corporation and its affiliates from February 1986 to October 1993 in various positions, including Vice President and Chief Financial Officer of OHM Corporation from February 1986 through September 1991, as Executive Vice President, Corporate Development from October 1991 to May 1993 and as Vice President and Chief Financial Officer of NSC Corporation from July 1988 through October 1993. From November 1993 to October 1994, Mr. Ostrow was Vice President and Chief Financial Officer and Acting Chief Operating Officer of Ecoscience Corp., an agricultural biotechnology firm in Worcester, Massachusetts.

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

Philip O. Strawbridge - Vice President, Chief Financial and Administrative Officer. Mr. Strawbridge joined the Company in February 1996. Prior to joining the Company, Mr. Strawbridge was Senior Director of Government Contracts and Compliance with Fluor Daniel, Inc.

Michael A. Szomjassy - Vice President, Eastern Operations. Mr. Szomjassy joined the Company in November 1989 as Vice President, Southeast Region of OHMR and since October 1995 has served as Senior Vice President, Eastern Operations of OHMR. Prior to joining OHM, Mr. Szomjassy was Regional Manager, Remediation Services of Ebasco Services, Inc.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded on The New York Stock Exchange under the symbol "OHM." The table sets forth by quarter, for the last two fiscal years, the high and low sales prices of the Company's common stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition):

                                                          Market Price
                                                          ------------
                                                     High               Low
                                                     ----               ---
         1996
         First                                        8 1/8             7
         Second                                       9 1/4             7 1/4
         Third                                        7 7/8             6 1/2
         Fourth                                       9                 7

         1995
         First                                       10 1/8             6 7/8
         Second                                      12 1/8            10 1/8
         Third                                       14 3/8             8 3/4
         Fourth                                       9                 7 1/8


NOTE:

         (1) As of December 31, 1996, the Company has approximately 875 shareholders of record.

         (2) The Company has not declared any cash dividends on its Common Stock and has bank covenants that restrict the amount of cash dividends that can be paid in the future. See "Note 7 to the Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

(a) The Five Year Summary of Results of Operations for each of the five years ended December 31 is set forth below:

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                     1996          1995          1994         1993          1992
                                                     ----          ----          ----         ----          ----
                                                               (In Thousands, Except Per Share Data)

Revenue                                           $ 550,984     $ 457,925     $ 323,381     $ 242,401     $ 221,370
  Cost of services                                  478,924       393,149       296,159       202,341       185,707
                                                  ---------     ---------     ---------     ---------     ---------
Gross Profit                                         72,060        64,776        27,222        40,060        35,663
  Selling, general and administrative expenses       49,250        45,223        32,281        27,110        30,845
                                                  ---------     ---------     ---------     ---------     ---------
Operating Income (Loss)                              22,810        19,553        (5,059)       12,950         4,818
                                                  ---------     ---------     ---------     ---------     ---------
Other (Income) Expenses:
  Investment income                                    (124)         (849)          (28)          (28)          (31)
  Interest expense                                    7,087        10,413         9,177         7,748         7,106
  Equity in net (earnings) loss of affiliates'
     continuing operations                             (748)         (287)       (1,032)       (1,600)        1,121
  Miscellaneous (income) expense                       (296)          (72)          898           341           966
                                                  ---------     ---------     ---------     ---------     ---------
                                                      5,919         9,205         9,015         6,461         9,162
Income (Loss) From Continuing
Operations Before Income Taxes (Benefit)             16,891        10,348       (14,074)        6,489        (4,344)
  Income taxes (benefit)                              5,376         3,541        (6,458)        2,082        (1,230)
                                                  ---------     ---------     ---------     ---------     ---------
Income (Loss) From Continuing Operations             11,515         6,807        (7,616)        4,407        (3,114)
Discontinued Operations of Affiliate,
Net of Income Taxes (Benefit):
  Income from operations                               --            --            --            --             122
  Provision for loss on disposition                    --            --            --            --            (420)
                                                  ---------     ---------     ---------     ---------     ---------
Income (Loss) Before Cumulative

Effect of Accounting Change                          11,515         6,807        (7,616)        4,407        (3,412)
  Cumulative effect of accounting change               --            --            --            --            (857)
                                                  ---------     ---------     ---------     ---------     ---------
Net Income (Loss)                                 $  11,515     $   6,807     $  (7,616)    $   4,407     $  (4,269)
                                                  =========     =========     =========     =========     =========
Net Income (Loss) Per Share:
  Continuing operations                           $    0.43     $    0.30     $   (0.49)    $    0.35     $   (0.26)
  Discontinued operations:
    From operations                                    --            --            --            --            0.01
    From disposition                                   --            --            --            --           (0.03)
                                                  ---------     ---------     ---------     ---------     ---------
Income (Loss) Per Share Before Effect of
  Cumulative Accounting                                0.43          0.30         (0.49)         0.35         (0.28)
  Cumulative effect of accounting change               --            --            --            --           (0.07)
                                                  ---------     ---------     ---------     ---------     ---------
Net Income (Loss) Per Share                       $    0.43     $    0.30     $   (0.49)    $    0.35     $   (0.35)
                                                  =========     =========     =========     =========     =========
Weighted Average Number Of Common
  and Common Equivalent Shares Outstanding           26,844        22,525        15,582        12,506        12,051
                                                  =========     =========     =========     =========     =========

NOTES:

         (1) The results of operations for the year ended December 31, 1992 reflect the accounting for discontinued operations of certain business units.

         (2) The cumulative effect of accounting change of $857,000 or $0.07 per share for the year ended December 31, 1992 is for adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         (3) Special and nonrecurring charges include: (i) for the year ended December 31, 1995, the Company recorded a $2,312,000 charge (net of income tax benefit of $1,542,000) for integration costs related to the acquisition of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust"); (ii) for the year ended December 31, 1994, the Company recorded a special charge of $15,000,000 (net of income tax benefit of $10,000,000) to establish a reserve for accounts receivable, primarily where such accounts are in litigation; and (iii) for the year ended December 31, 1992, special charges of $2,550,000 (net of income tax benefit of $1,600,000) recorded by the Company, and $2,162,000 recorded by NSC, both of which relate to the restructuring of the Company and NSC's asbestos abatement operations in anticipation of NSC's acquisition of the asbestos abatement division of The Brand Companies, Inc. (completed on May 4, 1993), and which include provisions for legal and insurance reserves, and for certain other matters.

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

(b) The Five Year Summary of Financial Position as of December 31 is set forth below (In Thousands):

                                                                               December 31,
                                                                               ------------
                                                     1996            1995            1994            1993           1992
                                                     ----            ----            ----            ----           ----

Working capital                                    $ 94,342        $129,156        $116,464        $ 69,985       $ 56,148
Total assets                                        336,537         376,506         272,546         215,357        185,415
Long-term debt                                       52,972         104,111         127,279          71,113        101,085
Shareholders' equity                                174,572         160,492          76,920          82,743         43,833

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

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of Common Stock of the Company, or approximately 37% of the outstanding shares of the Company's Common Stock. In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent Company, WMX Technologies, Inc. ("WMX"), provided the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. See "Note 2 to the Consolidated Financial Statements." The Company's consolidated financial statements include the results of operation for the Division since May 30, 1995.

         During the second quarter of 1995, the Company recorded a $3,854,000 pre-tax, $2,312,000 after-tax or $0.10 per share, charge for integration costs related to the acquisition of the Division. The charge was recorded as a selling, general and administrative expense and was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

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

         The following table sets forth, for the periods indicated, the percentage relationship that items in the statement of operations bear to revenue:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                     1996          1995             1994
                                                                                     ----          ----             ----
Revenue                                                                                100%          100%            100%
Cost of services                                                                        87            86              92
                                                                                      ----          ----            ----
Gross profit                                                                            13            14               8
Selling, general and administrative expenses                                             9            10              10
                                                                                     -----          ----            ----
Operating income (loss)                                                                  4             4              (2)
Net interest expense                                                                     1             2               2
Equity in net earnings of affiliate                                                     --            --              --
                                                                                     -----        ------           -----
Income (loss) before income taxes (benefit)                                              3             2              (4)
Income taxes (benefit)                                                                   1             1              (2)
                                                                                     -----         -----            ----
Income (loss) from continuing operations                                                 2%            1%             (2)%
                                                                                     =====         =====            ====

TWELVE MONTHS ENDED DECEMBER 31, 1996 VS. TWELVE MONTHS ENDED DECEMBER 31, 1995

         Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1996 and 1995 (in thousands, except percentages):

                                                                 1996                     1995
                                                                 ----                     ----
Federal, State, and Local Government                     $426,256      77%         $349,052      76%
Industrial                                                124,728      23           108,873      24
                                                        ---------    ----         ---------    ----
         Total Revenue                                   $550,984     100%         $457,925     100%
                                                         ========     ===          ========     ===

         Total revenue for the year ended December 31, 1996, increased 20% to $550,984,000 from $457,925,000 in 1995. Such improvement resulted primarily from increased revenue from federal government agencies. In addition, revenue from industrial sector clients was favorably impacted by the acquisition of the Division, which was included for a full year in 1996 compared to only seven months of 1995.

         Revenue from government agencies for the twelve months ended December 31, 1996 increased $77,204,000 or 22% from $349,052,000 in 1995. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the United States Air Force ("Air Force"), the United States Army Corps of Engineers ("USACE"), the Department of Energy ("DOE") and the United States Navy ("Navy"). Such increases were partially offset by a decrease in revenue from state and local governments and the Environmental Protection Agency ("EPA") during 1996. The federal government shutdown during the first quarter of 1996 negatively impacted the Company's revenue from the EPA and delayed delivery orders issued under the Company's existing federal term contracts. The Company expects to continue to receive funding under its federal contracts into the foreseeable future and continues to experience a significant amount of proposal activity for new contracts with the various Department of Defense ("DOD") agencies, as well as the DOE. However, no assurance can be given that the Company will be awarded any new contracts with the DOD or DOE. In addition, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $15,855,000 or 15% increase in revenue from industrial clients for the year ended December 31, 1996 as compared to 1995. Such increase is primarily a result of the acquisition of the Division during May 1995. The Company believes that revenue growth from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization may have a material impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. In addition, demand for the Company's services from the industrial sector will also remain dependant on general economic conditions.

         During 1996, the Company's government revenue as a percent of total revenue was 77%. The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of the factors discussed above.

         Cost of Services and Gross Profit. Cost of services for the year ended December 31, 1996 increased 22% to $478,924,000 from $393,149,000 in 1995 primarily due to increased revenue. Cost of services as a percentage of revenue increased to 87% for the year ended December 31, 1996 from 86% for 1995.

         Gross profit increased 11% to $72,060,000 in 1996 from $64,776,000 in 1995. The increase in gross profit is primarily due to increased revenues. Gross profit as a percentage of revenue decreased to 13% for the year ended December 31, 1996 from 14% in 1995. The Company's gross profit on its fixed-price contracts has been negatively impacted by competitive market conditions and, during the first quarter of 1996, by the severe winter weather in the midwest and northeast regions of the country. In addition, the Company has experienced a decrease in the overall gross margin it has received on its government projects as a result of the nature of the projects that have been awarded to the Company under its term contracts which has required an increase in the use of subcontracted services and materials over levels historically experienced. Under the terms of such contracts, the Company receives minimal markups on such subcontracted services and materials.

         The Company believes the trend towards the use of subcontracted services and materials for government projects will continue. In addition, competitive pressure for future industrial sector projects will continue due to the lack of regulatory enforcement, and resultant diminished number of contract opportunities, as a result of the failure of Congress to reauthorize the Superfund law. Both of these factors will continue to impact the Company's gross profit margin on its contracts into the foreseeable future.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses for the year ended December 31, 1996 increased 9% to $49,250,000 from $45,223,000 in 1995. SGA expenses for the year ended December 31, 1995 include the aforementioned charge of $3,854,000 for integration costs related to the acquisition of the Division. Without such charge, SGA expenses increased 19% primarily as a result of the acquisition of the Division and the growth in revenue. In addition, the Company has made a substantial investment in personnel and systems in support of its government contracts and related compliance issues. SGA expense as a percent of revenue was 9% for the twelve months ended December 31, 1996 and 1995, exclusive of the integration charge in 1995.

         Interest expense. Interest expense, net of investment income, decreased 27% to $6,963,000 for the year ended December 31, 1996 from $9,564,000 for 1995.
The decrease in interest expense was a result of a decrease in the average borrowings outstanding, as well as interest rates charged, under the Company's revolving credit agreement during 1996 compared to 1995. The decrease in interest rates charged under the revolving credit agreement primarily is a result of the WMX guarantee of the Company's debt in exchange for the warrant described above. Investment income for the twelve months ended December 31, 1995 included income earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division. Such receivables were paid to the Company on September 30, 1995.

         Equity in Net Earnings of Affiliate. The Company's equity interest in NSC's net earnings increased $461,000 to $748,000 in 1996 from $287,000 in 1995. The twelve months ended December 31, 1995 was negatively impacted by the settlement of claims with certain clients of NSC as well as increases in insurance reserves. NSC has experienced a decrease in revenues from asbestos abatement contracts for the twelve months ended December 31, 1996 compared to 1995. Such decrease in revenue was more than offset by increases in revenue from its specialty contractor services subsidiary, Olshan Demolishing Management, Inc. The asbestos abatement industry in general continues to experience competitive pressures in the marketplace which have negatively impacted the gross margin on NSC's projects.

         Net Income. Net income for the year ended December 31, 1996 was $11,515,000 or $0.43 per share compared to $6,807,000 or $0.30 per share in 1995. The improvement in net income is primarily due to increased revenue, the integration charge recorded during 1995, decreased interest expense and other factors discussed above.

TWELVE MONTHS ENDED DECEMBER 31, 1995 VS. TWELVE MONTHS ENDED DECEMBER 31, 1994

         Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1995 and 1994 (in thousands, except percentages):

                                                                             1995                           1994
                                                                             ----                           ----
Federal, State, and Local Government                                 $349,052       76%             $208,610       65%
Industrial                                                            108,873       24               114,771       35
                                                                     --------      ---              --------      ---
         Total Revenue                                               $457,925      100%             $323,381      100%
                                                                     ========      ===              ========      ===

         Total revenue for the year ended December 31, 1995, increased 42% to $457,925,000 from $323,381,000 in 1994. Such improvement resulted primarily from increased revenue from federal government agencies and the acquisition of the Division.

         During 1995, the Company experienced a $140,442,000 or a 67% increase in revenue from government agencies. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the Navy, the USACE and the Air Force, as well as increased revenue from other federal government agencies. Such increases were partially offset by a decrease in revenue from state and local governments for the year ended December 31, 1995 when compared to 1994.

         The Company experienced a $5,898,000 or 5% decrease in revenue from industrial clients for the year ended December 31, 1995 as compared to 1994. Such revenue would have decreased further if not for the Company's acquisition of the Division during May 1995. The Company believes that revenue from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as economic conditions in certain industry and geographic sectors. Industrial sector revenue was negatively impacted for the year ended December 31, 1994 by the previously discussed $25,000,000 accounts receivable reserve which was primarily related to industrial clients. Industrial sector revenue as a percentage of total revenue decreased to 24% for 1995 from 35% in 1994.

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

         In addition, cost of services and gross profit have been negatively impacted by the acquisition of the Division during 1995. The Company has incurred additional indirect cost of services for the Division's offices and employees, while revenue from the Division's projects were significantly lower than expected during 1995.

         Selling, General and Administrative Expenses. SGA expenses for the year ended December 31, 1995 increased 40% to $45,223,000 from $32,281,000 in 1994.
SGA expenses for the year ended December 31, 1995 include the previously discussed charge of $3,854,000 for integration costs related to the acquisition of the Division. Without such charge, SGA expenses increased 28% primarily as a result of the acquisition of the Division and the growth in revenue.

         Interest expense. Interest expense, net of investment income, increased 5% to $9,564,000 for the year ended December 31, 1995 from $9,149,000 for 1994.
The increase in interest expense was offset by interest earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division. Such receivables guaranteed by Rust were paid to the Company on September 30, 1995. The increase in interest expense was primarily due to additional borrowing under the Company's credit facility during the first half of 1995 as a result of the increased working capital requirements of certain large remediation projects and government contracts.

         Equity in Net Earnings of Affiliate. The Company's equity interest in NSC's net earnings decreased $745,000 to $287,000 in 1995 from $1,032,000 in 1994. Such decrease in earnings is primarily a result of losses recorded by NSC on claims settled in the third quarter of 1995 with certain of its clients and an increase in insurance reserves. The asbestos abatement industry in general continues to experience competitive pressures in the marketplace which have negatively impacted the gross margin on NSC's projects.

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

                                CONTRACT BACKLOG

         The following table lists at the dates indicated (i) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):

                                                                                           December 31,
                                                                                           ------------
                                                                                1996             1995            1994
                                                                                ----             ----            ----
Backlog                                                                      $  375,000       $  445,000      $  255,000
Term contracts                                                                1,401,000        1,531,000       1,498,000
                                                                             ----------       ----------      ----------
         Total contract backlog                                              $1,776,000       $1,976,000      $1,753,000
                                                                             ==========       ==========      ==========

         Backlog. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company estimates that approximately 80% of the backlog at December 31, 1996 will be realized within the next year.

         Term Contracts. Term contracts are typically performed under delivery orders, issued by the contracting government entity, for a large number of small-to medium-sized remediation projects throughout the geographic area covered by the contract. The Company's government term contracts generally may be canceled, delayed or modified at the sole option of the government, and typically are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts, but there is no assurance that such amounts, if any, will be actually spent on any projects or of the timing thereof. In addition, further reductions by Congress in future environmental remediation budgets of government agencies may adversely impact future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

(b)      LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. See "Note 2 to the Consolidated Financial Statements." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The amounts outstanding for cash borrowing under the revolving credit facility at December 31, 1996 and 1995 were $0 and $42,100,000, respectively, and aggregate letters of credit outstanding at December 31, 1996 and 1995 were $12,223,000 and $14,655,000, respectively.

         Capital expenditures for the years ended December 31, 1996, 1995, and 1994 were $23,279,000, $14,276,000, and $13,354,000, respectively. The Company's capital expenditures are primarily related to the installation of computer systems and related equipment, the purchase of heavy construction equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for fiscal year 1997 are expected to range between $20,000,000 and $25,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         During 1996, the Company derived 77% of its revenue from government agencies. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities with industrial sector clients, the DOD and the DOE which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowings under its Revolving Credit Facility, proceeds from permitted asset sales, utilization of operating leases and other external sources. In addition, under the terms of the acquisition of Rust's hazardous and nuclear waste remediation business, Rust's parent Company, WMX, has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. See "Note 2 to the Consolidated Financial Statements." Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

         The Company, from time to time, evaluates potential acquisitions of companies in the environmental remediation industry and industries related to the core skills of the Company. While the Company believes that there are currently available a number of potential acquisition candidates that would be complementary to its business, the Company currently has no agreements, understandings or arrangements to acquire a specific business or other material assets. The Company cannot predict whether it will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisition would be. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size and timing of future acquisitions, the Company may be required to raise additional capital through financings, including public or private equity or debt offerings or additional bank financing. There is no assurance that such additional financing will be available to the Company on acceptable terms.

         The Company's identified long-term capital needs consist of payments due upon the maturity of the Company's Revolving Credit Facility in 2000 and sinking fund payments which commenced in 1996 of 7.5% of the principal amount as well as payments due upon maturity of its Convertible Debentures in 2006. The Company has purchased and retired $10,736,000 of the outstanding Convertible Debentures during 1995 and 1996, sufficient to meet its annual sinking fund obligations through October 1, 1997, as well as a portion of the sinking fund obligation due October 1, 1998. The Company believes that it will be able to refinance the remaining indebtedness as necessary. See "Note 7 to the Consolidated Financial Statements."

(c)      INFLATION

         Historically, inflation has not been a significant factor to the Company or to the cost of its operations.

(d)      DEFERRED TAX ASSETS

         The Company has recorded a valuation allowance for its deferred tax assets to the extent that the Company believes such deferred tax assets may not be realized. With respect to deferred tax assets for which a valuation allowance has not been established, the Company believes it will realize the benefit of these assets through the reversal of taxable temporary differences and future income. The Company believes that the future taxable income of approximately $36,092,000 necessary to realize the deferred tax assets is more likely than not to occur because of its substantial backlog and term contracts from which the Company has historically realized sufficient margin to produce consolidated net income. The principal uncertainty of realization of the deferred tax assets is the Company's ability to convert its backlog to revenue and margin. See "Contract Backlog" and "Environmental Matters and Government Contracting" in other sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company intends to evaluate the realizability of its deferred tax assets quarterly by assessing the need for an additional valuation allowance. See "Note 9 to the Consolidated Financial Statements."

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

(f)      FORWARD LOOKING STATEMENTS

         All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in "Business -- Environmental Contractor Risks," " Business -- Regulation," "-- Results of Operation," "-- Environmental Matters and Government Contracting," "Note 1 to Consolidated Financial Statements" and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. In addition, these risks and uncertainties include, without limitation, (i) the potential for fluctuations in funding of backlog, (ii) weather conditions affecting or delaying the Company's ability to perform or complete the services required by its contracts, (iii) the Company's ability to be awarded new contracts in its target markets or its ability to expand existing contracts,
(iv) other industry-wide market factors, including the timing of client's planned remediation activities, (v) interpretation or enforcement by federal, state or local regulators of existing environmental regulations. Also, there is always risk and uncertainty in pursuing and defending litigation, arbitration proceedings and claims in the course of the Company's business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements. These forward- looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Commission pursuant to the Exchange Act that are incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and supplementary quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1996, 1995 and 1994, are set forth on pages 22 through 39.

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    December 31,
                                                                                                    ------------
                                                                                                1996               1995
                                                                                                ----               ----

                                                          ASSETS

Current Assets:
  Cash and cash equivalents                                                                  $ 14,002           $ 11,205
  Accounts receivable                                                                          85,461            100,291
  Costs and estimated earnings on contracts in process in excess of billings                   56,303             77,156
  Materials and supply inventory, at cost                                                      13,899             11,831
  Receivable from affiliated company                                                               --             15,000
  Prepaid expenses and other assets                                                            17,274              7,621
  Deferred income taxes                                                                        10,513             16,600
  Refundable income taxes                                                                         493                401
                                                                                             --------           --------
                                                                                              197,945            240,105
                                                                                             --------           --------
Property and Equipment, net                                                                    70,521             81,107
                                                                                             --------           --------
Other Noncurrent Assets:
  Investment in affiliated company                                                             23,185             23,038
  Intangible assets relating to acquired businesses, net                                       33,534             21,613
  Deferred debt issuance and financing costs                                                    1,412              1,779
  Deferred income taxes                                                                         3,563              1,440
  Other assets                                                                                  6,377              7,424
                                                                                             --------           --------
                                                                                               68,071             55,294
                                                                                             --------           --------
         Total Assets                                                                        $336,537           $376,506
                                                                                             ========           ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                           $ 69,230           $ 65,233
  Billings on contracts in process in excess of costs and estimated earnings                      897              1,387
  Accrued compensation and related taxes                                                        6,528              6,174
  Federal, state and local taxes                                                                  150                200
  Other accrued liabilities                                                                    21,477             33,538
  Current portion of non-current liabilities                                                    5,321              4,417
                                                                                             --------           --------
                                                                                              103,603            110,949
                                                                                             --------           --------
Non-current Liabilities:
  Long-term debt                                                                               52,972            104,111
  Deferred gain from sale leaseback of equipment                                                4,484                 --
  Capital leases                                                                                   32                 53
  Pension agreement                                                                               874                901
                                                                                             --------           --------
                                                                                               58,362            105,065
                                                                                             --------           --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares authorized;
    none issued and outstanding                                                                    --                 --
  Common stock, $.10 par value, 50,000,000 shares authorized;
    shares issued: 1996 - 26,992,140; 1995 - 26,647,077                                         2,699              2,664

Additional paid-in capital                                                                    138,989            136,428
Retained earnings                                                                              32,884             21,400
                                                                                             --------           --------
                                                                                              174,572            160,492
                                                                                             --------           --------

         Total Liabilities and Shareholders' Equity                                          $336,537           $376,506
                                                                                             ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Years Ended December 31,
                                                            ------------------------
                                                      1996           1995           1994
                                                      ----           ----           ----

Revenue                                            $ 550,984      $ 457,925      $ 323,381
  Cost of services                                   478,924        393,149        296,159
                                                   ---------      ---------      ---------
Gross Profit                                          72,060         64,776         27,222
  Selling, general and administrative expenses        49,250         45,223         32,281
                                                   ---------      ---------      ---------
Operating Income (Loss)                               22,810         19,553         (5,059)
                                                   ---------      ---------      ---------
Other (Income) Expenses:
  Investment income                                     (124)          (849)           (28)
  Interest expense                                     7,087         10,413          9,177
  Equity in net earnings of affiliate                   (748)          (287)        (1,032)
  Miscellaneous (income) expenses                       (296)           (72)           898
                                                   ---------      ---------      ---------
                                                       5,919          9,205          9,015
                                                   ---------      ---------      ---------
Income (Loss) Before Income Taxes (Benefit)           16,891         10,348        (14,074)
  Income taxes (Benefit)                               5,376          3,541         (6,458)
                                                   ---------      ---------      ---------
Net Income (Loss)                                  $  11,515      $   6,807      $  (7,616)
                                                   =========      =========      =========
Net Income (Loss) Per Share:                       $    0.43      $    0.30      $   (0.49)
                                                   =========      =========      =========
Weighted average number of common and common
  equivalent shares outstanding                       26,844         22,525         15,582
                                                   =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  Common Stock
                                                  ------------          Additional                 Cumulative
                                            Number of                     Paid-In    Retained      Translation    Treasury
                                             Shares         Amount        Capital    Earnings      Adjustments      Stock
                                             ------         ------        -------    --------      -----------      -----

BALANCE AT JANUARY 1, 1994                  15,763,089      $  1,576     $ 62,774      $ 22,272      $   (50)     $(3,829)
Proceeds from sale of 85,000 shares of
 common stock, less issuance expenses
 of $86,000                                     85,000             8          789
Stock options exercised, 105,425 shares
 reissued from treasury                                                      (269)                                  1,273
Deferred translation adjustments                                                                          (8)
Net loss                                                                                 (7,616)
                                            ----------      --------      -------      --------      -------      -------
BALANCE AT DECEMBER 31, 1994                15,848,089         1,584       63,294        14,656          (58)      (2,556)
Proceeds from sale of 1,000,000 shares of
  common stock, less issuance expenses
  of $25,000                                 1,000,000           100        9,875
Shares issued for the acquisition
  of the Division                            9,668,000           967       61,149
Issuance of common stock warrants                                           1,372
Stock options exercised, 211,624 shares
  reissued from treasury                                                     (861)                                 2,556
Shares issued for stock options                 37,921             4          776
Shares issued for 401(k) plan funding           93,067             9          823
Deferred translation adjustments                                                                          (5)
Net income                                                                                6,807
                                            ----------      --------      -------      --------      -------      -------
BALANCE AT DECEMBER 31, 1995                26,647,077         2,664      136,428        21,463          (63)          --
Shares issued for 401(k) plan funding          345,063            35        2,561
Deferred translation adjustments                                                                         (31)
Net income                                                                               11,515
                                            ----------      --------      -------      --------      -------      -------
BALANCE AT DECEMBER 31, 1996                26,992,140      $  2,699     $138,989      $ 32,978      $   (94)  $       --
                                            ==========      ========     ========      ========      =======   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Years Ended December 31,
                                                                                          ------------------------
                                                                                      1996           1995           1994
                                                                                      ----           ----           ----

Cash flows from operating activities:
  Net income (loss)                                                                $  11,515      $   6,807      $  (7,616)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                     19,963         10,652          7,395
    Amortization of other noncurrent assets                                            3,332          2,916          2,418
    Deferred income taxes                                                              5,376          3,541         (6,458)
   (Gain) loss on sale of property and equipment                                        (206)           423            764
    Equity in net earnings of affiliate, net of dividends received                      (147)           314           (430)
    Deferred translation adjustments and other                                        (1,346)        (1,939)        (1,253)
  Changes in current assets and liabilities:
    Accounts receivable                                                               13,622         10,049        (22,279)
    Costs and estimated earnings on contracts in process in excess of billings        11,972        (10,278)       (19,693)
    Materials and supply inventory                                                    (2,068)        (1,732)        (3,216)
    Prepaid expenses and other assets                                                 (8,125)          (206)        (1,704)
    Refundable income taxes and other                                                    (92)          (196)          (114)
    Accounts payable                                                                   2,949          3,907          5,263
    Billings on contracts in process in
      excess of costs and estimated earnings                                            (490)        (1,019)          (669)
    Accrued compensation and related taxes                                              (512)           476            715
    Federal, state and local income taxes                                                (50)            98           (195)
    Other accrued liabilities                                                        (11,286)        (4,416)           795
                                                                                   ---------      ---------      ---------
         Net cash flows provided by (used in) operating activities                    44,407         19,397        (46,277)
                                                                                   ---------      ---------      ---------
Cash flows from investing activities:
    Purchases of property and equipment                                              (23,279)       (14,276)       (13,354)
    Proceeds from sale of property and equipment                                       4,612          3,813          1,847
    Proceeds from sale and leaseback of equipment                                     12,850           --             --
    Cash acquired from purchase of business, net of acquisition costs                   --           13,527           --
    Decrease (increase) in receivable from affiliated company                         15,000         (6,695)          --
    Increase in other noncurrent assets                                               (1,140)          (589)        (1,835)
                                                                                   ---------      ---------      ---------
         Net cash provided by (used in) investing activities                           8,043         (4,220)       (13,342)
                                                                                   ---------      ---------      ---------
Cash flows from financing activities:
    Increase in long-term debt                                                           204          2,209          8,900
    Payments on long-term debt and capital leases                                    (10,230)        (8,691)        (1,782)
    Proceeds from borrowing under revolving credit agreement                         202,300        159,900         47,200
    Payments on revolving credit agreement                                          (244,400)      (175,500)       (96,500)
    Proceeds from public offering of common stock                                       --             --              797
    Proceeds from private placement of common stock                                     --            9,975           --
    Common Stock issued for 401(k) funding and stock options                           2,597          1,612           --
    Payments on pension agreement                                                       (124)          (102)          (109)
    Reissuance of treasury stock                                                        --            1,695          1,004
                                                                                   ---------      ---------      ---------
         Net cash (used in) provided by financing activities                         (49,653)        (8,902)        59,510
                                                                                   ---------      ---------      ---------
         Net increase (decrease) in cash and cash equivalents                          2,797          6,275           (109)
Cash and cash equivalents at beginning of year                                        11,205          4,930          5,039
                                                                                   ---------      ---------      ---------
Cash and cash equivalents at end of year                                           $  14,002      $  11,205      $   4,930
                                                                                   =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

         The Company's revenue from government agencies accounted for 77%, 76% and 65% of revenue for the years ended December 31, 1996, 1995 and 1994, respectively. Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is and may in the future be subject to audits and investigations by government agencies. The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the Company's business. The dependence on government contracts will also continue to subject the Company to significant financial risk and an uncertain business environment caused by the strain of the federal budget deficit and the lengthy budget negotiations each year.

         In addition to the above, there are other risks and uncertainties that involve the use of estimates in the preparation of the Company's consolidated financial statements. See "Note 2 - Acquisition" and "Note 15 - Litigation and Contingencies."

         STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees and members of the Board of Directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and accordingly, recognizes no compensation expense for the stock compensation arrangements. The Company has no intention of changing this accounting practice. The pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is disclosed in "Note 13 - Stock Option Plan."

         REVENUE AND COST RECOGNITION. The Company primarily derives its revenue from providing environmental services under cost plus fee, time and materials, fixed price and unit price contracts. The Company records revenue and related income from its fixed and unit price contracts in process using the percentage-of-completion method of accounting. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in project performance, project conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated. Back charges to subcontractors are recorded as receivables to the extent considered collectible. Revenue from time and materials and cost plus fee type contracts is recorded based on performance and efforts expended. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect project costs related to contract performance. Revenue derived from non-contract activities is recorded when the services are performed.

         PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and include expenditures which substantially increase the useful lives of the assets. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation and amortization, including amortization of assets under capital leases, are provided on a specific item basis net of salvage value over the estimated useful lives of the respective assets, using the units of production method on thermal destruction equipment and the straight-line method on all other fixed assets.

         CAPITALIZED INTEREST. Interest expense incurred on capital expenditures for assets constructed by the Company is capitalized and is included in the cost of such assets. Total interest expense incurred by the Company was $8,085,000, $11,205,000 and $10,127,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Total interest capitalized was $998,000, $792,000 and $950,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         INTANGIBLE ASSETS. Intangible assets consist principally of goodwill and other intangible assets resulting primarily from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight-line method over forty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. Other intangible assets relating to acquired businesses consist principally of proprietary processes, and other deferred costs, and are amortized on a straight-line basis over nine to ten years. The accumulated amortization of intangible assets, including goodwill, relating to acquired businesses, was $1,938,000 and $1,159,000 at December 31, 1996 and 1995, respectively.

         INCOME TAXES. The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         STATEMENT OF CASH FLOWS. The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for income taxes for the years ended December 31, 1996, 1995 and 1994 was $482,000, $986,000 and $550,000,
respectively. Cash paid for interest was $8,137,000, $10,937,000 and $9,171,000 for each of the years ended December 31, 1996, 1995 and 1994, respectively.

         With respect to non-cash investing and financing activities, the Company acquired $1,870,000, $29,000 and $91,000 of fixed assets under financial obligations for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company issued 9,668,000 shares of its common stock in fiscal 1995 for an acquisition. See "Note 2 - Acquisition."

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

         RECLASSIFICATION. Certain amounts presented for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation.

NOTE 2 - ACQUISITION

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust") in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. Such shares issued to Rust are subject to a number of restrictions set forth in a Standstill and Non-competition Agreement that was entered into pursuant to the Agreement and Plan of Reorganization dated December 5, 1994, as amended (the "Reorganization Agreement"), among the Company, Rust and certain of their subsidiaries. In addition to the net assets of the

Division, the Company received $16,636,000 in cash pursuant to provisions of the Reorganization Agreement that provided for an adjustment based on the average per share price of the Company's common stock for a 20 trading day period prior to closing. Also, under terms of the Reorganization Agreement, as amended on March 22, 1996, the Company received an additional $15,000,000 on March 25, 1996. For purposes of calculating the consideration given by the Company for the Division, such 20 trading day average per share price of $11.25 was used, adjusted to reflect a 40% discount for the restricted nature of the common stock issued. Consideration for the Division aggregated $65,259,000, which includes $3,143,000 of direct costs related to the acquisition.

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

         The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of May 30, 1995. The acquired operations of the Division included contracts in process for which the Company recognizes revenue using the percentage of completion method of accounting. The valuation of the contracts in process require estimates relating to the costs to complete certain large contracts in process which require provisions for losses. The Company has estimated the fair value of contracts acquired at amounts which will allow the Company to achieve reasonable operating margins on the effort it expends to complete these contracts. The Company resolved certain preacquisition contingencies pending at December 31, 1995 and finalized the purchase accounting adjustments during the second quarter of 1996. As a result of the final purchase accounting adjustments, goodwill was increased by $12,700,000. The Company's consolidated financial statements include the results of operations for the Division since May 30, 1995. The following table sets forth the unaudited combined pro forma results of operations for the year ended December 31, 1995 and 1994 giving effect to the acquisition of the Division as if such acquisition had occurred on January 1, 1994.

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

         The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

                  Current assets                                $ 55,118
                  Property and equipment                          21,523
                  Goodwill                                        34,183
                  Current liabilities                             45,565

NOTE 3 - ACCOUNTS RECEIVABLE AND COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

         Accounts receivable are summarized as follows:

                                                                December 31,
                                                                ------------
                                                          1996               1995
                                                          ----               ----
                                                               (In Thousands)
Accounts billed and due currently                        $  45,573           $ 65,377
Unbilled receivables                                        59,649             54,295

Retained                                                     5,167              6,530
                                                         ---------           --------
                                                           110,389            126,202
Allowance for uncollectible accounts                       (24,928)           (25,911)
                                                         ---------           --------
                                                         $  85,461           $100,291
                                                         =========           ========

         The consolidated balance sheets include the following amounts:

                                                                December 31,
                                                                ------------
                                                            1996           1995
                                                            ----           ----
                                                              (In Thousands)

Costs incurred on contracts in process                   $ 442,923      $ 342,093
Estimated earnings                                          90,442         70,600
                                                         ---------      ---------
                                                           533,365        412,693
Less billings to date                                     (477,959)      (336,924)
                                                         ---------      ---------
                                                         $  55,406      $  75,769
                                                         =========      =========
Costs and estimated earnings on contracts in process
  in excess of billings                                  $  56,303      $  77,156
Billings on contracts in process in excess of costs
  and estimated earnings                                      (897)        (1,387)
                                                         ---------      ---------
                                                         $  55,406      $  75,769
                                                         =========      =========

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

         The Company provides a broad range of environmental and hazardous waste remediation services to industrial, federal government agencies, and state and local government agencies located primarily in the United States and Canada. The Company's industrial, federal government, and state and local government clients constituted 44%, 52%, and 4%, respectively, of total accounts receivable and costs and estimated earnings on contracts in process at December 31, 1996.

NOTE 4 - PROPERTY AND EQUIPMENT

                                                          December 31,
                                                          ------------
                                                      1996          1995
                                                      ----          ----
                                                         (In Thousands)

Land                                               $     257      $     374
Buildings and improvements                            21,698         17,681
Machinery and equipment                               89,831         91,997
Construction in progress                               8,385         14,937
                                                   ---------      ---------
                                                     120,171        124,989
Less accumulated depreciation and amortization       (49,650)       (43,882)
                                                   ---------      ---------
                                                   $  70,521      $  81,107
                                                   =========      =========

NOTE 5 - INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANY

         The combined summarized financial information of the Company's 40% owned asbestos abatement and specialty contracting subsidary, NSC, is set forth below:

                                                          December 31,
                                                          ------------
                                                    1996               1995
                                                    ----               ----
                                                         (In Thousands)
Current assets                                      $ 41,123           $ 41,805
Noncurrent assets                                     44,102             45,356
Total assets                                          85,225             87,161
Current liabilities                                   19,969             24,466
Noncurrent liabilities                                 7,610              5,414

                                                        Years Ended December 31,
                                                        ------------------------
                                                 1996             1995            1994
                                                 ----             ----            ----
                                                             (In Thousands)
Revenue                                           $129,043         $124,529        $132,218
Gross profit                                        22,589           19,447          21,716
Operating income                                     4,361            1,859           5,101
Net income                                           1,861              715           2,566
Company's interest in net income                       748              287           1,032

         The Company's accumulated equity in the undistributed earnings of NSC included in consolidated retained earnings was $6,000,000 at December 31, 1996. The Company received cash dividends from NSC aggregating $602,000 for each of the years ended December 31, 1996 and 1995.

NOTE 6 - OTHER ACCRUED LIABILITIES

         Other accrued liabilities are summarized as follows:

                                                              December 31,
                                                              ------------
                                                        1996               1995
                                                        ----               ----
                                                             (In Thousands)
Reserve for loss projects                               $  5,839            $19,357
Reserve for legal settlements                              5,490              2,352
Reserve for self-insurance                                 4,212              3,555
Accrued insurance                                          2,601              2,503
Other                                                      3,335              5,771
                                                       ---------          ---------
                                                         $21,477            $33,538
                                                         =======            =======

         The reserve for loss projects is related to certain contracts in process of the acquired Division. The reduction in such reserve during 1996 was a result of losses incurred on projects of the Division and a $4,687,000 reclassification recorded as a reduction to goodwill, which resulted from the final purchase accounting adjustments recorded in the second quarter of 1996. See "Note 2 - Acquisition."

NOTE 7 - LONG-TERM DEBT

         The long-term debt of the Company is summarized below:

                                                                    December 31,
                                                                    ------------
                                                                 1996           1995
                                                                 ----           ----
                                                                    (In Thousands)
8% Convertible Subordinated Debentures due October 1, 2006     $  46,764      $  52,500
Revolving credit facility                                           --           42,100
Notes payable to financial institutions                            8,434         11,704
Notes payable                                                      3,066          2,170
                                                               ---------      ---------
                                                                  58,264        108,474
Less current portion                                              (5,292)        (4,363)
                                                               ---------      ---------
                                                               $  52,972      $ 104,111
                                                               =========      =========

         The convertible subordinated debentures are convertible into 41.67 shares of common stock per $1,000 unit with interest payable semiannually on April 1 and October 1, and are redeemable at the option of the Company. The convertible subordinated debentures require annual mandatory sinking fund payments of 7.5% of the principal amount which commenced in 1996, and continue through October 1, 2005. The Company purchased and retired $5,736,000 and $5,000,000 of the outstanding debentures during 1996 and 1995, respectively, sufficient to meet the first and second annual sinking fund obligations due October 1, 1996 and 1997 which resulted in a gain of $492,000 and $222,000 and have been included in miscellaneous income in the Company's statement of operations for the years ended December 31, 1996 and 1995, respectively. The fair value of the convertible subordinated debentures, based on a quoted market price, approximates $43,491,000 at December 31, 1996. The amortization of debt issuance costs related to the convertible subordinated debentures was $97,000, $108,000 and $108,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the"Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. See "Note 2 - Acquisition." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market is based on the aggregate amount borrowed under the facility, the presence of the WMX guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The arrangement provides the participating banks and WMX with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The Company had $12,223,000 and $14,655,000 of letters of credit outstanding under its revolving credit facility at December 31, 1996 and 1995, respectively.

         Notes payable to financial institutions consist of: (i) a $3,246,000 note payable bearing interest at 7.24% payable in equal monthly installments of $146,000 with the final payment due in December 1998, (ii) a $772,000 note payable bearing interest at 9.25% payable in equal monthly installments of $35,000 with the final payment due in December 1998, (iii) a $3,927,000 note payable bearing interest at 8.58% payable in quarterly installments of $356,000 with the final payment of $957,000 due in August 1999, and (iv) a $489,000 note payable bearing interest at 8.72% payable in equal monthly installments of $43,000 with the final payment due in January 1998. Each of the above agreements provides the respective financial institution with a security interest in the equipment financed with the proceeds from such notes.

         Notes payable include: (i) a $767,000 interest bearing note at a rate of 9.50% payable in equal monthly installments of $48,000, due in April 1998,
(ii) a $235,000 interest bearing note at a rate of 9.22% payable in equal monthly installments of $13,000, due in June 1998, (iii), a $203,000 interest bearing note at a rate of 7.50% payable in equal monthly installments of $8,000, due in December 1998, (iv) a $1,503,000 interest bearing note at a rate of 8.67% payable in equal monthly installments of $48,000, due in July 1999, (v) a $106,000 interest bearing note at a rate of 8.70% per schedule payable in equal installments of $5,000, due in June 1999, (vi) a $251,000 interest bearing note at a rate of 7.51% per schedule payable in equal monthly installments of $8,000, due in July 1999.

         The aggregate maturity of long-term debt for the five years ending December 31 is: 1997, $5,292,000; 1998, $6,472,000; 1999, $6,252,000; 2000,
$4,313,000; 2001, $4,313,000; 2002 and thereafter, $31,622,000.

NOTE 8 - LEASES

         Future minimum lease payments under noncancelable operating leases total $13,390,000, $10,203,000, $8,876,000, $7,419,000 and $4,733,000 for the
years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively. Lease payments under noncancelable operating leases subsequent to the year ended December 31, 2001 aggregate $7,637,000.

         On December 24, 1996, the Company entered into an agreement for the sale and leaseback of the Company's self constructed thermal destruction unit located at the Drake Chemical project in Lockhaven, Pennsylvania. The lease is a one year lease with annual renewals at the option of the Company. The lease calls for rental payments which total $3,214,000, $3,214,000, $3,214,000 and $5,784,000 for the years ended December 31, 1997, 1998, 1999 and 2000, respectively, with required early termination payments of $9,179,000, $6,962,000 or $5,956,000 in the event the lease is canceled on or before December 24, 1997, 1998 or 1999, respectively. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The cost and accumulated depreciation of $11,579,000 and $4,181,000 were removed from the accounts and gain realized on the sale of $5,452,000 was deferred. The deferred gain is being amortized to income as adjustments to lease expense over the term of the lease.

         Rental expense under operating leases totaled $14,029,000, $8,858,000 and $5,906,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 9 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                                                     December 31,
                                                                                     ------------
                                                                                 1996          1995
                                                                                 ----          ----
                                                                                    (In Thousands)
Long-term deferred tax liabilities:
  Property and equipment                                                       $ 10,470      $  8,043
  Intangible assets                                                               1,131         2,003
  Investments                                                                     2,784         2,729
                                                                               --------      --------
         Total long-term deferred tax liabilities                                14,385        12,775
Long-term deferred tax assets:
  Net operating loss ("NOL") carryforwards                                        7,571         3,767
  Intangible assets                                                               1,840         2,248
  Research and development tax credits                                            5,832         4,116
  Other tax credit carryforwards                                                  2,431         2,410
  Other, net                                                                      3,474         2,777
                                                                               --------      --------
         Total long-term deferred tax assets                                     21,148        15,318
  Valuation allowance for long-term deferred tax assets                          (3,358)       (1,303)
                                                                               --------      --------
         Total long-term deferred tax assets - net of  valuation allowance       17,790        14,015
                                                                               --------      --------
  Net long-term deferred tax assets - domestic operations                         3,405         1,240
  Foreign tax NOL carryforwards                                                     167           220
  Valuation allowance for foreign deferred tax assets                                (9)          (20)
                                                                               --------      --------
      Net long-term deferred tax assets                                        $  3,563      $  1,440
                                                                               ========      ========
Current deferred tax liabilities:
  Revenue recognition                                                          $   --        $  1,520
  Prepaid expenses                                                                1,095         1,216
  Tax reserves                                                                      366           445
                                                                               --------      --------
         Total current deferred tax liabilities                                   1,461         3,181
Current deferred tax assets:
  Bad debt reserves                                                               9,722         9,863
  Project accruals                                                                8,709        13,262
  NOL carryforwards                                                               1,950         1,950
  Other, net                                                                      1,196         1,579
                                                                               --------      --------
         Total current deferred tax assets                                       21,577        26,654
  Valuation allowance for current deferred tax assets                            (9,603)       (6,873)
                                                                               --------      --------
      Total current deferred tax assets - net of valuation allowance             11,974        19,781
                                                                               --------      --------
         Net current deferred tax assets                                       $ 10,513      $ 16,600
                                                                               ========      ========

         The net foreign long-term deferred tax assets of $158,000 and $200,000 at December 31, 1996 and 1995, respectively, are attributable to the foreign operations of the Company and cannot be offset with the net long term deferred tax liabilities resulting from the Company's domestic operations.

         The provisions for income taxes (benefit) consist of the following:

                                      Years Ended December 31,
                                      ------------------------
                                   1996        1995         1994
                                   ----        ----         ----
                                          (In Thousands)
Current:
  Federal                         $  --       $  --        $   244
  State                                41          58         --
                                  -------     -------      -------
                                       41          58          244
Benefit of loss carryforwards        --          --         (5,380)
Deferred:
  Federal                           4,569       3,036       (1,161)
  State                               766         447         (161)
                                  -------     -------      -------
                                    5,335       3,483       (1,322)
                                  -------     -------      -------
                                  $ 5,376     $ 3,541      $(6,458)
                                  =======     =======      =======

         The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income
(loss) from operations before income taxes are as follows:

                                                  Years Ended December 31,
                                                  ------------------------
                                                 1996       1995       1994
                                                 ----       ----       ----

Federal statutory rate                           34.0%      34.0%      34.0%
Add (deduct):
  State income taxes, net of federal benefit      4.8        3.2        3.7
  Research and development tax credits           (8.6)      (4.5)       3.6
  Goodwill                                        2.4        1.2       --
  Equity in net earnings of affiliates           (1.2)      (0.8)       2.0
  Other, net                                      0.4        1.1        2.6
                                                 ----       ----       ----
                                                 31.8%      34.2%      45.9%
                                                 ====       ====       ====

         Net operating loss, capital loss and tax credit carryforward amounts and their respective expiration dates for income tax purposes are as follows (in thousands):

                                                                 Amount                 Expiration Date
                                                                 ------                 ---------------

Net operating losses                                           $24,414                  2006 through 2010
State net operating losses in excess of federal                 14,420                  1997 through 2010
Research and development tax credits                             5,832                  2002 through 2011
Alternative minimum tax credits                                  1,228                         Indefinite
Miscellaneous credits                                              482                  1997 through 2005
Foreign tax net operating losses                                   427                  1997 through 1998

         The valuation allowance for deferred tax assets is $12,970,000 and $8,196,000 at December 31, 1996 and 1995, respectively. The change in valuation allowance for the current year is due to the final purchase accounting adjustments for the Rust acquisition recorded in the second quarter of 1996. The increase in the valuation allowance reduces the net deferred tax asset recorded from the acquisition of the Division. See "Note 2 - Acquisition." In the event the valuation allowance is not required, a reduction to goodwill will occur in accordance with SFAS No. 109.

NOTE 10 - RELATED PARTY TRANSACTIONS

         The Company has a policy whereby transactions with directors, executive officers and related parties require the approval of a disinterested majority of the Board of Directors.

         The Company has been reimbursed by NSC for certain third party charges paid on NSC's behalf, such as letter of credit fees, insurance and bonding costs and legal fees. The costs charged to NSC for general liability and other insurance coverages were $1,774,000, $981,000 and $363,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In the normal course of business, NSC has provided the Company with subcontract services on certain of its projects for asbestos abatement and industrial maintenance services. The costs for such services were $40,000, $212,000 and $1,377,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has provided remediation services to NSC in the amount of $121,000 for the year ended December 31, 1996.

         In the normal course of business, the Company has provided to WMX and its affiliates certain subcontractor services on remediation and construction projects, the cost of these services, in the aggregate, were $12,959,000 and $10,242,000 for the years ended December 31, 1996 and 1995, respectively. The Company has purchased from WMX and its affiliates, hazardous waste disposal services, the cost of these services, in the aggregate, were $7,536,000 and $6,636,000 for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, the Company has $6,873,000 and $3,871,000 of
accounts receivable and $968,000 and $806,000 of accounts payable, respectively, recorded related to such activities. In addition to the above, the Company's financial statements at December 31, 1995 included a receivable from WMX for $15,000,000, which was related to final payments due under terms of the Reorganization Agreement, as amended March 22, 1996. Such amount was paid to the Company on March 25, 1996.

         The Company rents certain buildings and contracts certain services from The KDC Company and Findlay Machine and Tool, Inc. Such expenses totaled $348,000, $94,000 and $38,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The principal shareholders of the companies are certain officers and directors of the Company.

         The Company has purchased general contractor services and equipment from Alvada Construction, Inc. which totaled $957,000, $226,000 and $24,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The principal shareholder of the company is directly related to certain officers and directors of the Company.

         In the normal course of business, the Company has purchased subcontractor services on certain of its projects from Kirk Brothers Co., Inc. which totaled $2,265,000, $615,000 and $2,055,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The principal shareholders of the company are directly related to certain officers and directors of the Company.

NOTE 11 - AGREEMENT WITH FORMER SHAREHOLDER

         During 1985, the Company executed a pension agreement with a former officer, directly related to certain directors of the Company, for an annual pension commencing on June 1, 1990, of $96,000, subject to cost of living adjustments, for the remainder of his life and that of his spouse if she survives him. The Company made pension payments totaling $124,000, $102,000 and $109,000 pursuant to this agreement during the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 12 - CAPTIAL STOCK

         The Company has authorized 2,000,000 shares of preferred stock at a $10.00 par value. No shares of preferred stock had been issued at December 31, 1996. The rights and preferences of the preferred stock will be fixed by the Board of Directors at the time such shares are issued. The preferred stock, when issued, will have dividend and liquidation preferences over those of the common shareholders.

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

NOTE 13 - STOCK OPTION PLAN

         The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The Company's 1986 Incentive Stock Option Plan ("1986 Plan") as amended by vote of the shareholders at the 1994 and 1996 Annual Meetings, has authorized the grant of options to officers and key employees for up to 3,850,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable at the end of up to 6 years of continued employment. The number of shares available for grants of additional options under the 1986 Plan were 1,161,674 and 254,844 at December 31, 1996 and 1995, respectively.

         On August 6, 1992, the Company's Board of Directors approved a stock option plan for the Board of Directors (the "Directors' Plan"), which was subsequently approved by the Company's shareholders at the 1993 Annual Meeting. The Directors' Stock Option Plan provides for the immediate grant to each non-employee director a stock option for 15,000 shares of the Company's common stock, less the number of shares held by any such director under the 1986 Stock Option Plan. Additionally, the Directors' Plan provides for additional grants of stock options for 5,000 shares of the Company's common stock, at prices not less than the fair value, to each non-employee director annually. Options granted under the Directors' Plan may not be exercised for a period of six months following the date of grant and terminate up to eleven years after the date of grant or eighteen months after the holder ceases to be a member of the Board of Directors, whichever occurs earlier. The total number of shares available for grants of additional options under the Directors' Plan at December 31, 1996 and 1995 was 805,000 and 850,000, respectively.

         On August 15, 1996, the Board of Directors of the Company approved the OHM Corporation Incentive Stock Plan ("ISP") which permits the Board to grant shares of common stock of the Company to officers of the Company under restrictions set forth with the grant. Shares issued under the ISP are subject to substantial risk of forfeiture within the meaning of Section 83 of the Internal Revenue Code of 1986. There have been 105,000 shares of common stock issued under the ISP with a vesting date of August 15, 2001 for 100% of the shares.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate of 6.0%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.46; and a weighted-average expected life of each option of 7 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures of net income and earnings per share, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  Pro Forma
                                             Years Ended December 31,
                                             1996               1995
                                             ----               ----
                                      (In Thousands, Except Per Share Data)

Net income                                  $10,901            $6,428
Net income per share                        $  0.41            $ 0.29

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

The following is a summary of the stock option activity:

                                           Number        Weighted Average
                                          of Shares       Exercise Price
                                          ---------       --------------

1996 PLAN
Outstanding at January 1, 1994            1,485,800          $ 8.45
  Granted                                   477,350           11.92
  Exercised                                (105,425)           7.45
  Canceled                                  (92,375)           9.32
                                         ----------          ------
Outstanding at December 31, 1994          1,765,350            9.41
  Granted                                   632,750            9.89
  Exercised                                (249,545)           7.74
  Canceled                                 (134,735)           9.81
                                         ----------          ------
Outstanding at December 31, 1995          2,013,820            9.74
  Granted                                 1,097,569            8.33
  Exercised                                    --              --
  Canceled                               (1,004,399)          11.06
                                         ----------          ------
Outstanding at December 31, 1996          2,106,990          $ 8.38
                                         ==========          ======
Exercisable at December 31, 1995            935,105          $ 9.04
                                         ==========          ======
Exercisable at December 31, 1996          1,037,008          $ 8.44
                                         ==========          ======

DIRECTORS' PLAN
Outstanding at January 1, 1994               60,000          $ 7.88
  Granted                                    25,000           15.63
                                         ----------          ------
Outstanding at December 31, 1994             85,000           10.16
  Granted                                    65,000           11.83
                                         ----------          ------
Outstanding at December 31, 1995            150,000           10.88
  Granted                                    60,000            7.94
  Canceled                                  (15,000)          10.50
                                         ----------          ------
Outstanding at December 31, 1996            195,000          $10.01
                                         ==========          ======
Exercisable at December 31, 1995            150,000          $10.88
                                         ==========          ======
Exercisable at December 31, 1996            180,000          $10.20
                                         ==========          ======

The weighted-average fair value of options granted during the year ended December 31, 1996 and 1995 was $4.20 and $5.40, respectively. Exercise prices for options outstanding as of December 31, 1996 for the 1996 Plan and the Director's Plan ranged from $6.38 to $11.88 and $7.38 to $15.63, respectively. The weighted-average remaining contractual life of those options is 7.2 and 8.2 years, respectively.

NOTE 14 - RETIREMENT AND PROFIT-SHARING PLANS

         The Company has a Retirement Savings Plan (the "Plan") which allows each of its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who are employed full-time, are over twenty-one years of age, and have one year of service with the Company. The Company may, at its discretion, make matching contributions and profit sharing contributions to the Plan out of its profits for the plan year. The Company made matching contributions of $2,691,000, $1,643,000 and $1,225,000 to the Plan for the years ended December 31, 1996, 1995 and 1994, respectively.

         Effective January 1, 1996, the Board of Directors of the Company approved the Retirement and Incentive Compensation Plan ("RICP") which provides eligible employees an election to defer a specified percentage of their cash compensation. The obligations of the Company under the RICP will be unsecured general obligations to pay the deferred compensation under the terms of the RICP. Participants may elect under the plan to invest deferrals in an OHM Common Stock Deferral Account for which contributions will be treated as if such amounts had been used to purchase shares of the Company's stock and not as actual purchases of the Company's stock. At the discretion of the compensation committee of the Board of Directors, contributions to the plan will be matched by the Company and all amounts invested in the plan will earn interest at the prime rate published by the Wall Street Journal if not invested in the OHM Common Stock Deferral Account.

NOTE 15 - LITIGATION AND CONTINGENCIES

         The Company is currently in litigation in the U.S. District Court for the Western District of Louisiana with Citgo Petroleum Corporation ("Citgo"), Oxy USA Inc., and Occidental Oil & Gas (collectively "Oxy") relating to cost overruns and production shortfalls on a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. The Company has recorded in its financial statements approximately $27,609,000 as a claim receivable and $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. The Company is seeking damages in excess of $35,000,000. Citgo's second amended complaint seeks damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company has filed a third party complaint against Oxy for negligent misrepresentation and detrimental reliance as a result of Oxy's involvement with the development of sample and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the Lake Charles refinery. In December 1996 and January 1997, Oxy and Citgo, respectively, filed motions for summary judgment and partial summary judgment on the Company's claims. The Company filed briefs in opposition to these motions. These motions for summary judgment and partial summary judgment are still pending.

         The Company is currently in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's accounts receivable at December 31, 1996 include a claim receivable of $8,618,000 related to this matter. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

         The Company is currently in arbitration proceedings with Separation and Recovery Systems, Inc. ("SRS") resulting from SRS's failure to adequately perform it's subcontract obligations to the Company for thermal desorption services at the Hilton-Davis project in Cincinnati, Ohio. The Company's financial statements on December 31, 1996 include a back charge receivable of approximately $7,345,000 representing additional costs the Company has and will incur as a result of completing SRS's scope of work under its thermal desorption subcontract with the Company. SRS has filed a counterclaim against the Company for approximatley $2,500,000 alleging wrongful termination of the subcontract.

         Management believes that it has established adequate reserves should the resolution of the above matters be lower than the amounts recorded. There is, however, always risk and uncertainty in pursuing and defending litigation and arbitration proceedings in the course of the Company's business and, notwithstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse impact upon the Company's consolidated future results of operations or financial condition.

         In addition to the above, the Company is subject to a number of claims and lawsuits in the ordinary course of its business. In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance or other reserves, or if not insured or reserved, will not, in the aggregate, have a material adverse impact upon the Company's consolidated financial position or the results of future operations.

NOTE 16 - MAJOR CUSTOMERS

         Revenue from federal government agencies accounted for 72%, 71% and 55% of total revenue from continuing operations for the years ended December 31, 1996, 1995 and 1994, respectively. Revenue from state and local government agencies accounted for 5%, 5% and 10% of total revenue from continuing operations for the years ended December 31, 1996, 1995 and 1994, respectively. There were no industrial customers which accounted for more than 10% of total revenue for the years ended December 31, 1996, 1995 and 1994.

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

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth the Company's condensed consolidated statements of operations by quarter for 1996 and 1995.

                                                       First       Second        Third       Fourth
                                                      Quarter      Quarter      Quarter      Quarter
                                                      -------      -------      -------      -------
                                                          (In Thousands, Except Per Share Data)
1996
----
Revenue                                              $118,963     $129,177     $158,272     $144,572
Gross profit                                           15,030       17,560       20,638       18,832
Selling, general and administrative expenses           11,176       11,943       13,124       13,007
Operating income                                        3,854        5,617        7,514        5,825
Net income                                           $  1,330     $  2,379     $  3,996     $  3,810
                                                     ========     ========     ========     ========
Net income per share                                 $   0.05     $   0.09     $   0.15     $   0.14
                                                     ========     ========     ========     ========

1995
----
Revenue                                              $ 80,217     $ 99,501     $135,886     $142,321
Gross profit                                           12,910       16,144       19,071       16,651
Selling, general and administrative expenses (1)        7,681       13,285       12,348       11,909
Operating income                                        5,229        2,859        6,723        4,742
Net income                                           $  1,287     $    234     $  3,187     $  2,099
                                                     ========     ========     ========     ========
Net income per share                                 $   0.08     $   0.01     $   0.12     $   0.08
                                                     ========     ========     ========     ========


NOTES:

(1) During the second quarter of 1995, the Company recorded a $3,854,000 pre-tax, $2,312,000 after-tax or $0.10 per share, charge for integration costs related to the acquisition of the Division. The charge was recorded in selling, general and administrative expenses and was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
OHM Corporation

         We have audited the accompanying consolidated balance sheets of OHM Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OHM Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Columbus, Ohio
February 7, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, in addition to that set forth above in
Part I under the caption "Executive Officers of the Registrant," is set forth in the section entitled "Election of Directors" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") in connection with the Company's 1997 Annual Meeting of Shareholders, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Proxy Statement under the caption "Executive Compensation and Other Information," and such information is incorporated herein by reference except that the information included under the headings "Board Compensation and Stock Option Committee Report" and "Performance Graph" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANANGEMENT

The information required by this item is contained in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

         Consolidated Balance Sheets -As of December 31, 1996 and 1995

         Consolidated Statements of Operations -For the Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Changes in Shareholders' Equity -For the Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows -For the Years Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

(a)(2) The following consolidated financial statement schedule of the Company and its subsidiaries is submitted herewith:

         Schedule II Valuation and Qualifying Accounts -- For the Years Ended December 31, 1996, 1995 and 1994

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit           Exhibit
Number            Description
------            -----------

2.1 Agreement of Merger dated as of May 6, 1994 by and between OHM Corporation, a Delaware corporation and the Registrant [incorporated by reference to Exhibit 2(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

2.2 Agreement and Plan of Reorganization among OHM Corporation, Rust Remedial Services, Inc., Enclean Environmental Services Group, Inc., Rust Environmental, Inc., and Rust International Inc. dated December 5, 1994 [incorporated by reference to Appendix B to the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1995].

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

2.5 Amendment No. 3, Settlement and Release Agreement dated as of March 22, 1996 to the Agreement and Plan of Reorganization dated December 5, 1994 by and among OHM Corporation, OHM Remediation Services Corp., Rust Remedial Services Inc., Rust International Inc. and WMX Technologies, Inc. [incorporated by reference to Exhibit 2.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

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

3.1 Amended and Restated Articles of Incorporation of the Registrant dated May 19, 1994 [incorporated by reference to
                  Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].


-----------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

Exhibit           Exhibit
Number            Description
------            -----------

3.2               Regulations of the Registrant [incorporated by reference to
                  Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

4.1 Indenture dated as of October 1, 1986 between Registrant and United States Trust Company of New York, Trustee, relating to the Registrant's 8% Convertible Subordinated Debentures due October 1, 2006 [incorporated by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986].

4.2               Specimen Debenture Certificate [incorporated by reference to
                  Exhibit 4(b) to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, No. 33-8296].

4.3 First Supplemental Indenture dated as of May 20, 1994 by and among the Registrant and United States Trust Company of New York [incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

4.4 Specimen Common Stock Certificate [incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996].

10.1* OHM Corporation 1986 Stock Option Plan, as amended and restated as of May 10, 1994 [incorporated by reference to Appendix 2 to the Registrant's Proxy Statement for its Annual Meeting held May 10, 1994].

10.2* OHM Corporation Nonqualified Stock Option Plan for Directors [incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992].

10.3* OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994 [incorporated by reference to
                  Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

10.4* Amendment No. 1 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994 [incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

10.5* Amendment No. 2 to OHM Corporation Retirement Savings Plan, as amended and restated as of January 1, 1994 [incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

10.6* OHM Corporation Retirement Savings Plan Trust Agreement between Registrant and National City Bank, as Trustee, as amended and restated effective July 1, 1994 [incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

10.7* OHM Corporation Directors' Deferred Fee Plan [incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

10.8* Amendment No. 1 to OHM Corporation Directors' Deferred Fee Plan [incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

10.9* Form of Amended and Restated Indemnification Agreements entered into between Registrant and its Directors and Executive Officers [incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].


-----------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

Exhibit           Exhibit
Number            Description
------            -----------

10.10* Form of Employment Agreements providing certain severance benefits in the event of a change of control entered into between Registrant and certain of its executive officers [incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

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

10.14 First Amendment dated as of May 4, 1994 to Security Agreement dated as of May 11, 1993 by and between the Registrant, OHM Remediation Services Corp., and Bank of America Illinois as Issuing and Paying Agent [incorporated by reference to Exhibit
                  10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

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


-----------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

Exhibit           Exhibit
Number            Description
------            -----------

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

10.25 Promissory Note dated December 23, 1993 executed by OHM Remediation Services Corp. in favor of BOT Financial Corporation [incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

10.26 Promissory Note dated December 28, 1994 executed by OHM Remediation Services Corp. in favor of BOT Financial Corporation [incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

10.27 Loan and Security Agreement dated as of August 1, 1994 by and between OHM Remediation Services Corp. and Internationale Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994].

10.28 Promissory Note dated August 31, 1994 executed by OHM Remediation Services Corp. in favor of Internationale Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994].

10.29 Continuing Corporate Guaranty dated as of August 1, 1994 executed by OHM Corporation in favor of Internationale Nederlanden Lease Structured Finance B.V. [incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994].

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

10.32* OHM Corporation 1996 Management Incentive Plan [incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

10.33* OHM Corporation Executive Retirement Plan, dated as of January 1, 1996 [incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995].

10.34* OHM Corporation Retirement and Incentive Compensation Plan [incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996].


-----------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

Exhibit           Exhibit
Number            Description
------            -----------

10.35* OHM Corporation Incentive Stock Plan [incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996].

10.36*            Employment Agreement, dated August 21, 1996, between Joseph R.
                  Kirk and OHM Corporation [incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996].

10.37 Equipment Agreement, dated as of December 24, 1996, between BTM Capital Corporation and OHM Remediation Services Corp.

10.38 Supplement No. 01 to the Equipment Agreement, dated as of December 24, 1996, between BTM Capital Corporation and OHM Remediation Services Corp.

11                Statement Re Computation of Per Share Earnings.

21                Subsidiaries of the Registrant.

23                Consent of Ernst & Young LLP.

24                Powers of Attorney of certain directors of the Company.

27                Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the three months ended December 31, 1996.

(c) The response to this portion of Item 14 is included as Exhibits to this report.

-----------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHM CORPORATION

                                        By: /s/ STEVEN E. HARBOUR
                                        ----------------------------------------
                                        Steven E. Harbour-Vice President, Legal
                                        and Secretary

March 18, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 18, 1997.

/s/ JAMES L. KIRK
-----------------------------------------------------------------------------
James L. Kirk-Chairman of the Board, President and Chief Executive Officer

/s/ PHILIP O. STRAWBRIDGE
-----------------------------------------------------------------------------
Philip O. Strawbridge-Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ KRIS E. HANSEL
-----------------------------------------------------------------------------
Kris E. Hansel-Vice President and Controller (Principal Accounting Officer)

* WILLIAM P. HULLIGAN
-----------------------------------------------------------------------------
William P. Hulligan-Director

* HERBERT A. GETZ
-----------------------------------------------------------------------------
Herbert A. Getz-Director

* IVAN W. GORR
-----------------------------------------------------------------------------
Ivan W. Gorr-Director

* CHARLES D. HOLLISTER
-----------------------------------------------------------------------------
Charles D. Hollister-Director

* JOSEPH R. KIRK
-----------------------------------------------------------------------------
Joseph R. Kirk-Director

* JAMES E. KOENIG
-----------------------------------------------------------------------------
James E. Koenig-Director

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

/s/ STEVEN E. HARBOUR                                            March 18, 1997
-----------------------------------------------------------------------------
Steven E. Harbour, Attorney-in-Fact

OHM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Column A                                              Column B    Column C         Column D        Column E    Column F
--------                                              --------    --------         --------        --------    --------
                                                                          Additions
                                                                          ---------
                                                     Balance at    Charged to      Charged to         (2)        Balance
                                                      Beginning     Costs and         Other       Deductions     at End
Description                                           of Period     Expenses       Accounts(1)     Describe     of Period
-----------                                           ---------     --------       -----------     --------     ---------

Year ended December 31, 1996
  Allowance for Uncollectible
    Accounts                                            $25,911      $  5,343          $1,208        $7,534      $24,928
Year ended December 31, 1995
  Allowance for Uncollectible
    Accounts                                            $26,063      $  2,931          $2,628        $5,711      $25,911
Year ended December 31, 1994
  Allowance for Uncollectible
Accounts                                                $ 2,776      $ 25,522          $   --        $2,235      $26,063

(1) Adjustments made as a result of the acquisition of the hazardous and nuclear waste remediation service business of Rust International Inc.

(2)      Uncollectible accounts charged against the valuation reserve.