Form 10-Q
period 1997-03-31
OHM CORP
filed 1997-05-15
CIK 788964

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

                  For the quarterly period ended March 31, 1997

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

     The number of shares of Common Stock, par value $0.10 per share, outstanding on April 30, 1997 was 27,111,583.


                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     PART I
                              FINANCIAL INFORMATION
                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
           and December 31, 1996..........................................................................    1

         Consolidated Statements of Income (Unaudited) for the Three Months
           Ended March 31, 1997 and 1996..................................................................    2

         Consolidated Statements of Cash Flows (Unaudited) for the Three Months
           Ended March 31, 1997 and 1996..................................................................    3

         Notes to Consolidated Financial Statements (Unaudited)...........................................    4

         Independent Accountants' Review Report...........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    7


                                                      PART II
                                                 OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................   11

Item 6.  Exhibits and Reports on Form 8-K.................................................................   11

Signatures................................................................................................   12



                                          PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                  OHM CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                         (In Thousands, Except Share Data)

                                                                                             March 31,        December 31,
                                                                                               1997               1996
                                                                                           -----------        ------------
ASSETS                                                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents......................................................             $  6,265           $ 14,002
  Accounts receivable............................................................               79,012             85,461
  Costs and estimated earnings on contracts in process in excess of billings.....               52,431             56,303
  Materials and supply inventory, at cost........................................               14,443             13,899
  Prepaid expenses and other assets..............................................               18,704             17,274
  Deferred income taxes..........................................................               10,231             10,513
  Refundable income taxes........................................................                  476                493
                                                                                              --------           --------
                                                                                               181,562            197,945
                                                                                              --------           --------
Property and Equipment, net......................................................               72,166             70,521
                                                                                              --------           --------
Other Noncurrent Assets:
  Investments in affiliated company..............................................               23,370             23,185
  Intangible assets relating to acquired businesses, net.........................               33,297             33,534
  Deferred debt issuance and financing costs.....................................                1,348              1,412
  Deferred income taxes..........................................................                3,373              3,563
  Other assets...................................................................                8,413              6,377
                                                                                              --------           --------
                                                                                                69,801             68,071
                                                                                              --------           --------
         Total Assets............................................................             $323,529           $336,537
                                                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...............................................................             $ 54,073          $  69,230
  Billings on contracts in process in excess of costs and estimated earnings.....                  830                897
  Accrued compensation and related taxes.........................................                8,147              6,528
  Federal, state and local taxes.................................................                   65                150
  Other accrued liabilities......................................................               21,496             21,477
  Current portion of noncurrent liabilities......................................                5,223              5,321
                                                                                              --------           --------
                                                                                                89,834            103,603
                                                                                              --------           --------
Noncurrent Liabilities:
  Long-term debt.................................................................               51,840             52,972
  Deferred gain from sale leaseback of equipment.................................                4,229              4,484
  Capital leases.................................................................                   31                 32
  Pension agreement..............................................................                  870                874
                                                                                              --------           --------
                                                                                                56,970             58,362
                                                                                              --------           --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares authorized;
      none issued and outstanding................................................                   --                 --
  Common stock, $.10 par value, 50,000,000 shares authorized;
      Shares issued:  1997 - 27,078,464; 1996 - 26,992,140.......................                2,708              2,699
  Additional paid-in capital.....................................................              139,693            138,989
  Retained earnings..............................................................               34,324             32,884
                                                                                              --------           --------
                                                                                               176,725            174,572
                                                                                              --------           --------
      Total Liabilities and Shareholders' Equity.................................             $323,529           $336,537
                                                                                              ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                          ---------------------------
                                                                            1997               1996
                                                                          --------           --------
                                                                                  (Unaudited)
Revenue..........................................................         $108,498           $118,963
   Cost of services..............................................           94,647            103,933
                                                                          --------           --------
Gross Profit.....................................................           13,851             15,030
   Selling, general and administrative expenses..................           10,409             11,176
                                                                          --------           --------
Operating Income.................................................            3,442              3,854
                                                                          --------           --------
Other (Income) Expenses:
   Investment income.............................................              (13)               (11)
   Interest expense..............................................            1,333              1,908
   Equity in net earnings of affiliate...........................             (185)              (225)
   Miscellaneous expense, net....................................              110                229
                                                                          --------           --------
                                                                             1,245              1,901
                                                                          --------           --------
Income Before Income Taxes.......................................            2,197              1,953
   Income taxes..................................................              759                623
                                                                          --------           --------
Net Income.......................................................         $  1,438           $  1,330
                                                                          ========           ========

Net Income Per Share.............................................         $   0.05           $   0.05
                                                                          ========           ========

Weighted average number of common and
   common equivalent shares outstanding                                     27,090             26,695
                                                                          ========           ========


The accompanying notes are an integral part of these consolidated financial statements.


                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             -----------------------------
                                                                                               1997                1996
                                                                                             ---------          ----------
                                                                                                      (Unaudited)
Cash flows from operating activities:
Net income........................................................................             $ 1,438            $ 1,330
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization...............................................               3,734              3,185
      Amortization of other noncurrent assets.....................................                 792                839
      Deferred income taxes.......................................................                 471                444
      Loss on sale of property and equipment......................................                  90                 16
      Equity in net earnings of affiliate.........................................                (185)              (225)
      Deferred translation adjustments and other..................................                  26                 24
Changes in current assets and liabilities:
      Accounts receivable.........................................................               6,449            (13,390)
      Costs and estimated earnings on contracts in process in excess of billings..               3,872             21,933
      Materials and supply inventory, at cost.....................................                (544)               (43)
      Prepaid expenses and other assets...........................................              (1,430)               267
      Refundable income taxes and other adjustments...............................                  17                 42
      Accounts payable............................................................             (15,411)           (18,377)
      Billings on contracts in process in excess of costs and estimated earnings..                 (67)               691
      Accrued compensation and related taxes......................................               1,619               (523)
      Federal, state and local income taxes.......................................                 (85)              (143)
      Other accrued liabilities...................................................                  19                599
                                                                                              --------            -------
        Net cash flows provided by (used in) operating activities.................                 805             (3,331)
                                                                                              --------            -------
Cash flows from investing activities:
      Purchases of property and equipment.........................................              (5,550)            (4,542)
      Proceeds from sale of property and equipment................................                  94              1,042
      Decrease in receivable from affiliated company..............................                  --             15,000
      Increase in other noncurrent assets.........................................              (2,527)              (164)
                                                                                              --------            -------
        Net cash (used in) provided by investing activities.......................              (7,983)            11,336
                                                                                              --------            -------
Cash flows from financing activities:
      Payments on long-term debt and capital leases...............................              (1,244)            (1,378)
      Proceeds from borrowing under revolving credit agreement....................              42,000             51,900
      Payments on revolving credit agreement......................................             (42,000)           (66,500)
      Payments on pension agreement...............................................                 (28)               (37)
      Common stock issued for 401(k) funding and stock options....................                 713                534
                                                                                              --------            -------
        Net cash (used in) financing activities...................................                (559)           (15,481)
                                                                                              --------            -------
        Net decrease in cash and cash equivalents.................................              (7,737)            (7,476)
Cash and cash equivalents at beginning of period..................................              14,002             11,205
                                                                                              --------            -------
Cash and cash equivalents at end of period........................................            $  6,265            $ 3,729
                                                                                              ========            =======


The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on the calculation of earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not expected to be significant.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements at March 31, 1997, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 - SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest was $564,000 and $1,240,000 and cash paid for income taxes was $335,000 and $193,000 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 3 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                  1997                1996
                                                                --------            --------
Federal statutory rate................................            34.0%              34.0%
Add (deduct):
  State income taxes, net of federal benefit..........             4.7                4.5
  Goodwill...........................................              3.4                2.2
  Research and development tax credits...............             (2.9)              (8.6)
  Equity in net earnings of affiliate.................            (2.3)              (3.1)
  Other, net..........................................            (2.4)               2.9
                                                                  ----               ----
                                                                  34.5%              31.9%
                                                                  ====               ====

NOTE 4 - SEASONALITY

The timing of revenue recognition is dependent on the Company's backlog, contract awards and the performance requirements of each contract. The Company's revenue is also affected by the timing of its clients' planned remediation work which generally increases during the third and fourth quarters. Because of this variability in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year can normally be expected to be lower than the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenue for the third and fourth quarters of each year is generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

NOTE 5 - LITIGATION AND CONTINGENCIES

The Company is subject to a number of claims and litigation. These matters include the following items which were disclosed in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company is currently in litigation in the U.S. District Court for the Western District of Louisiana with Citgo Petroleum Corporation ("Citgo"), Oxy USA Inc., and Occidental Oil & Gas (collectively "Oxy") relating to cost overruns and production shortfalls on a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. The Company has recorded in its financial statements approximately $28,357,000 as a claim receivable and $5,381,000 of accounts receivable that are in dispute for work performed under the terms of the Company's base contract with Citgo. The Company is seeking damages in excess of $35,000,000. Citgo's second amended complaint seeks damages under the contract for production shortfalls, which Citgo has asserted in answer to the Company's interrogatories to be approximately $27,600,000. The Company has filed a third party complaint against Oxy for negligent misrepresentation and detrimental reliance as a result of Oxy's involvement with the development of sample and analytical data relied upon by the Company in preparation of its bid and cost estimates for work at the Lake Charles refinery. In December 1996 and January 1997, Oxy and Citgo, respectively, filed motions for summary judgment and partial summary judgment on the Company's claims. These motions for summary judgment were denied by the District Court in May 1997.

The Company is currently in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's accounts receivable at March 31, 1997 include a claim receivable of $8,637,000 related to this matter. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

The Company is currently in arbitration proceedings with Separation and Recovery Systems, Inc. ("SRS") resulting from SRS's failure to adequately perform it's subcontract obligations to the Company for thermal desorption services at the Hilton-Davis project in Cincinnati, Ohio. The Company's financial statements on March 31, 1997 include a back charge receivable of approximately $7,348,000 representing additional costs the Company has and will incur as a result of completing SRS's scope of work under its thermal desorption subcontract with the Company. SRS has filed a counterclaim against the Company alleging wrongful termination of the subcontract.

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

In addition to the above, the Company is subject to a number of claims and lawsuits in the ordinary course of its business. In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance or other reserves, or if not insured or reserved, will not, in the aggregate, have a material adverse impact upon the Company's consolidated future results of operations or financial condition.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
OHM Corporation

We have reviewed the accompanying consolidated balance sheet of OHM Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OHM Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended, not present herein, and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                ERNST & YOUNG LLP

Columbus, Ohio
May 2, 1997

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

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED MARCH 31, 1997 VERSUS
                        THREE MONTHS ENDED MARCH 31, 1996

         REVENUE. The following table sets forth the Company's revenue by client type for the three months ended March 31, 1997 and 1996 (in thousands, except percentages):

                                                       1997                   1996
                                                     --------               --------
Federal, State, and Local Government           $ 92,386       85%      $ 90,572     76%
Industrial                                       16,112       15%        28,391     24%
                                               --------      ---       --------    ---
        Total Revenue                          $108,498      100%      $118,963    100%
                                               ========      ===       ========    ===

         Total revenue for the three months ended March 31, 1997, decreased 9% to $108,498,000 from $118,963,000 for the same period in 1996. Such decrease resulted primarily from decreased revenue from industrial clients for the three months ended March 31, 1997 when compared to the same period in 1996.

         Revenue from government agencies for the three months ended March 31, 1997 increased $1,814,000 or 2% compared to the same period in 1996. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the United States Army Corps of Engineers, the Environmental Protection Agency and state and local governments. Such increases were partially offset by a decrease in revenue from the United States Air Force during the first quarter of 1997 when compared to the same period in 1996. The Company expects to continue to receive funding under its federal contracts into the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various Department of Defense agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $12,279,000 or 43% decrease in revenue from industrial clients for the three months ended March 31, 1997 as compared to the same period in 1996. The Company believes that demand for its services from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization may have a material impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. The result of decreased demand from the industrial sector has increased the competitive pressures on the contracts available for bid from the industrial market. The Company has been very selective in bidding industrial contracts and has established specific minimum criteria on profitability and risk in determining whether or not to compete for any given contract. The Company expects the current market conditions to continue in the industrial sector into the foreseeable future.

         COST OF SERVICES AND GROSS PROFIT. Cost of services for the three months ended March 31, 1997 decreased 9% to $94,647,000 from $103,933,000 for the same period in 1996 primarily due to decreased revenue. Cost of services as a percentage of revenue was 87% for each of the three months ended March 31, 1997 and 1996. Gross profit decreased 8% to $13,851,000 for the three months ended March 31, 1997 from $15,030,000 for the same period in 1996. The decrease in gross profit is primarily due to the decrease in revenue. Gross profit as a percent of revenue was 13% for each of the three months ended March 31, 1997 and 1996. The Company's gross profit as a percentage of revenue was negatively impacted during the first quarter of 1997 when compared to the same period in 1996 by the competitive pressures in the industrial sector which was offset by an increase in the margin percent on its government projects.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses for the three months ended March 31, 1997 decreased 7% to $10,409,000 from $11,176,000 for the same period in 1996. SGA expense as a percent of revenue was 10% and 9% for the three months ended March 31, 1997 and 1996, respectively.

         OPERATING INCOME. Operating income for the three months ended March 31, 1997 decreased 11% to $3,442,000 from $3,854,000 for the same period in 1996 as a result of factors discussed above.

         OTHER (INCOME) EXPENSES. Other (income) expenses, excluding the Company's equity in net earnings of affiliate, decreased $696,000 to $1,430,000 for the three months ended March 31, 1997 compared to $2,126,000 for the same period in 1996 primarily as a result of decreased interest expense. Interest expense decreased 30% to $1,333,000 for the three months ended March 31, 1997 from $1,908,000 for the same period in 1996. The decrease in interest expense was a result of a decrease in the average borrowings outstanding under the Company's revolving credit agreement during the first quarter of 1997 when compared to the same period in 1996.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings decreased $40,000 to $185,000 for the three months ended March 31, 1997 from $225,000 for the same period in 1996.

         NET INCOME. Net income for the three months ended March 31, 1997 was $1,438,000 or $0.05 per share compared to $1,330,000 or $0.05 per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. There were no amounts outstanding under the revolving credit facility at March 31, 1997 or December 31, 1996. Aggregate letters of credit outstanding at March 31, 1997 and December 31, 1996 were $15,168,000 and $12,223,000, respectively.

         Capital expenditures for the three months ended March 31, 1997 and 1996, were $5,550,000 and $4,542,000, respectively. The Company's capital expenditures are primarily related to the installation of computer systems and related equipment, the purchase of heavy construction equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for fiscal year 1997 are expected to range between $20,000,000 and $25,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of its contract backlog with federal government agencies. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its increased working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowing under its revolving credit facility, proceeds from permitted asset sales, the utilization of operating leases and other external sources. In addition, under the terms of its acquisition of the hazardous and nuclear waste remediation business of Rust International Inc. ("Rust"), Rust's parent company, WMX Technologies, Inc., has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its credit facility entered into on May 31, 1995.

         The Company, from time to time, evaluates potential acquisitions of companies in the environmental remediation industry and industries related to the core skills of the Company. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size and timing of future acquisitions, the Company may be required to raise additional capital through financings, including public or private equity or debt offerings or additional bank financings. There is no assurance that such additional financing will be available to the Company on acceptable terms.

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

FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in this Form 10-Q, and in "Business -- Environmental Contractor Risks," "Business -- Regulation," "--Results of Operation," "--Environmental Matters and Government Contracting," and "Note 1 to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which sections are incorporated herein by reference, and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. In addition, these risks and uncertainties include, without limitation, (i) the potential for fluctuations in funding of backlog, (ii) weather conditions affecting or delaying the Company's ability to perform or complete the services required by its contracts, (iii) the Company's ability to be awarded new contracts in its target markets or its ability to expand existing contracts, (iv) other industry-wide market factors, including the timing of client's planned remediation activities, (v) interpretation or enforcement by federal, state or local regulators of existing environmental regulations. Also, there is always risk and uncertainty in pursuing and defending litigation, arbitration proceedings and claims in the course of the Company's business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statement. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-Q. The Company undertakes no obligations to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, including without limitation the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 5 to Consolidated Financial Statements for a discussion of legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

       11    Statement Re Computation of Per Share Earnings

       15    Letter Re Unaudited Financial Information

       27    Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            OHM CORPORATION

Date: May 15, 1997          By        /s/ James L. Kirk
                                     -----------------------------------------
                                     James L. Kirk
                                     Chairman of the Board
                                     President and Chief Executive Officer
                                     (Duly Authorized Officer)

Date: May 15, 1997          By        /s/ Philip O. Strawbridge
                                     -----------------------------------------
                                     Philip O. Strawbridge
                                     Vice President and Chief Financial and
                                     Administrative Officer
                                     (Principal Financial Officer)

Date: May 15, 1997          By        /s/ Kris E. Hansel
                                     -----------------------------------------
                                     Kris E. Hansel
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                    Exhibit
Number                     Description
-------                    -----------

11                         Statement Re Computation of Per Share Earnings

15                         Letter Re Unaudited Financial Information

27                         Financial Data Schedule