Form 10-Q
period 1997-06-30
OHM CORP
filed 1997-08-14
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                                   (MARK ONE)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

         The number of shares of Common Stock, par value $0.10 per share, outstanding on July 31, 1997 was 27,253,439.

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                     PART I
                              FINANCIAL INFORMATION
                                                                                                            Page
                                                                                                           Number
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
               and December 31, 1996 .....................................................................    1

         Consolidated Statements of  Operations (Unaudited) for the Three and Six Months
               Ended June 30, 1997 and 1996...............................................................    2

         Consolidated Statements of Cash Flows (Unaudited) for the Six Months
               Ended June 30, 1997 and 1996 ..............................................................    3

         Notes to Consolidated Financial Statements (Unaudited)...........................................    4

         Independent Accountants' Review Report...........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    8


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders..............................................   12

Item 6.  Exhibits and Reports on Form 8-K.................................................................   12

Signatures ...............................................................................................   14

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                                                                           June 30,        December 31,
                                                                                             1997              1996
                                                                                           -------         -----------
ASSETS                                                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents.......................................................        $  19,680        $  14,002
   Accounts receivable.............................................................           64,582           85,461
   Costs and estimated earnings on contracts in process in excess of billings......           45,585           56,303
   Materials and supply inventory, at cost.........................................           14,454           13,899
   Prepaid expenses and other assets...............................................            9,876           17,274
   Deferred income taxes...........................................................           23,930           10,513
   Refundable income taxes.........................................................              163              493
                                                                                           ---------        ---------
                                                                                             178,270          197,945
                                                                                           ---------        ---------
Property and Equipment, net........................................................           62,822           70,521
                                                                                           ---------        ---------
Other Noncurrent Assets:
   Investments in affiliated company...............................................            8,421           23,185
   Intangible assets relating to acquired businesses, net..........................           45,769           33,534
   Deferred debt issuance and financing costs......................................            1,282            1,412
   Deferred income taxes...........................................................            6,783            3,563
   Other assets....................................................................            7,738            6,377
                                                                                           ---------        ---------
                                                                                              69,993           68,071
                                                                                           ---------        ---------
     Total Assets..................................................................        $ 311,085        $ 336,537
                                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable................................................................        $  71,139        $  69,230
   Billings on contracts in process in excess of costs and estimated earnings......            1,124              897
   Accrued compensation and related taxes..........................................            6,715            6,528
   Federal, state and local taxes..................................................               92              150
   Other accrued liabilities.......................................................           24,981           21,477
   Current portion of noncurrent liabilities.......................................            7,920            5,321
                                                                                           ---------        ---------
                                                                                             111,971          103,603
                                                                                           ---------        ---------
Noncurrent Liabilities:
   Long-term debt..................................................................           49,747           52,972
   Deferred gain from sale leaseback of equipment..................................            2,514            4,484
   Capital leases..................................................................               79               32
   Pension agreement...............................................................              865              874
                                                                                           ---------        ---------
                                                                                              53,205           58,362
                                                                                           ---------        ---------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, $10.00 par value, 2,000,000 shares authorized;
     None issued and outstanding...................................................               --               --
   Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued:  1997 - 27,179,892; 1996 - 26,992,140..........................            2,718            2,699
   Additional paid-in capital......................................................          140,476          138,989
   Retained earnings...............................................................            2,715           32,884
                                                                                           ---------        ---------
                                                                                             145,909          174,572
                                                                                           ---------        ---------
     Total Liabilities and Shareholders= Equity....................................        $ 311,085        $ 336,537
                                                                                           =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                             ---------         ---------         ----------       --------
                                                                 1997              1996              1997             1996
                                                             ---------         ---------         ---------        --------
                                                                     (Unaudited)                         (Unaudited)
Revenue...............................................       $ 129,313         $ 129,177         $ 237,811        $ 248,140
   Cost of services...................................         111,439           111,617           206,086          215,550
                                                             ---------         ---------         ---------        ---------
Gross Profit..........................................          17,874            17,560            31,725           32,590
   Claims settlement costs and other..................          37,877                --            37,877               --
   Selling, general and administrative expenses.......          11,491            11,943            21,900           23,119
                                                             ---------         ---------         ---------        ---------
Operating Income (Loss)...............................         (31,494)            5,617           (28,052)           9,471
                                                             ---------         ---------         ---------        ---------
Other (Income) Expenses:
   Investment income..................................             (39)               (4)              (52)             (15)
   Interest expense...................................           1,220             1,970             2,553            3,878
   Equity in net earnings of affiliate................              --              (224)             (185)            (449)
   Write-down of investment in NSC Corporation........          14,949                --            14,949               --
   Miscellaneous expense, net.........................             113               314               223              543
                                                             ---------         ---------         ---------        ---------
                                                                16,243             2,056            17,488            3,957
                                                             ---------         ---------         ---------        ---------
Income (Loss) Before Income Taxes                              (47,737)            3,561           (45,540)           5,514
   Income taxes (benefit).............................         (16,128)            1,182           (15,369)           1,805
                                                             ---------         ---------         ---------        ---------
Net Income (Loss).....................................       $ (31,609)        $   2,379         $ (30,171)       $   3,709
                                                             =========         =========         =========        =========

Net Income (Loss) Per Share...........................       $   (1.16)        $    0.09         $   (1.11)       $    0.14
                                                             =========         =========         =========        =========

Weighted average number of common and
   equivalent shares outstanding......................          27,141            26,830            27,092           26,757
                                                             =========         =========         =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                                                                   Six Months Ended
                                                                                                      June 30,
                                                                                             ---------------------------
                                                                                                1997             1996
                                                                                             ----------       ----------
                                                                                                      (Unaudited)
Cash flows from operating activities:
Net (loss) income...................................................................         $ (30,171)       $   3,709
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization..................................................             8,153            8,016
     Amortization of other noncurrent assets........................................             1,555            1,699
     Deferred income taxes..........................................................           (16,011)           1,177
     Loss (gain) on sale of property and equipment..................................              (528)             296
     Equity in net earnings of affiliate............................................              (185)            (449)
     Writedown of investment in affiliated company..................................            14,949               --
     Deferred translation adjustments and other.....................................                50               49
Changes in current assets and liabilities:
     Accounts receivable............................................................            25,029           10,879
     Costs and estimated earnings on contracts in process in excess of billings.....            10,718              475
     Materials and supply inventory, at cost........................................              (555)            (473)
     Prepaid expenses and other assets..............................................             7,398              447
     Refundable income taxes and other adjustments..................................               330               49
     Accounts payable...............................................................            (8,563)         (16,156)
     Billings on contracts in process in excess of costs and estimated earnings.....               227             (825)
     Accrued compensation and related taxes.........................................              (293)             550
     Federal, state and local income taxes..........................................               (58)            (177)
     Other accrued liabilities......................................................             1,498           (5,222)
                                                                                             ---------        ---------
       Net cash flows provided by operating activities..............................            13,543            4,044
                                                                                             ---------        ---------
Cash flows from investing activities:
     Purchases of property and equipment............................................           (10,529)         (11,221)
     Proceeds from sale of property and equipment...................................               176            2,075
     Proceeds from sale and leaseback of equipment..................................            16,110               --
     Purchase of stock of business less cash acquired...............................            (7,092)              --
     Decrease in receivable from affiliated company.................................                --           15,000
     Increase in other noncurrent assets............................................            (2,314)            (562)
                                                                                             ---------        ---------
       Net cash (used in) provided by investing activities..........................            (3,649)           5,292
                                                                                             ---------        ---------
Cash flows from financing activities:
     Payments on long-term debt and capital leases..................................            (5,665)          (2,372)
     Proceeds from borrowing under revolving credit agreement and term loan.........           114,064          105,400
     Payments on revolving credit agreement and term loan...........................          (114,064)        (120,300)
     Payments on pension agreement..................................................               (57)             (66)
     Common stock issued for 401(k) funding and stock options.......................             1,506            1,210
                                                                                             ---------        ---------
       Net cash (used in) financing activities......................................            (4,216)         (16,128)
                                                                                             ---------        ---------
       Net increase (decrease) in cash and cash equivalents.........................             5,678           (6,792)
Cash and cash equivalents at beginning of period....................................            14,002           11,205
                                                                                             ---------        ---------
Cash and cash equivalents at end of period..........................................         $  19,680        $   4,413
                                                                                             =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on the calculation of earnings per share for the three and six months ended June 30, 1997 and 1996 is not expected to be significant.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation. See "Note 7 -- Special Charges" regarding the Company's plans to divest its ownership of NSC and the related reduction of its carrying value.

The consolidated financial statements at June 30, 1997, and for the three and six months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 - SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest was $3,022,000 and $4,222,000 and cash paid for income taxes was $73,000 and $327,000 for the six months ended June 30, 1997 and 1996, respectively.

NOTE 3 - ACQUISITION

Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), for an aggregate purchase price of $14,700,000. The purchase price was paid as follows: (i) $9,700,000 in cash and (ii) unsecured promissory notes in the aggregate of $5,000,000, bearing interest at 7.25%, due and payable June 17, 1998. The Company has agreed to make an additional payment in 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense and other government agencies throughout the United States.

The acquisition of Beneco has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997. The Company's consolidated financial statements for the three and six month periods ended June 30, 1997 include the results of Beneco since June 1, 1997. The following table sets forth the unaudited combined pro forma results of operations for the six months ended June 30, 1997 and 1996, giving effect to the acquisition of Beneco as if such acquisition had occurred on January 1, 1996.

                                                                         Pro Forma
                                                                      Six Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                                 1997                1996
                                                                 ----                ----
                                                            (In Thousands, Except Per Share Data)

   Gross revenue ....................................          $266,391             $ 277,399
   Net (loss) income.................................          $(30,070)            $   3,817
   Net (loss) income per share.......................          $  (1.11)            $    0.14

The actual purchase accounting adjustments to reflect the fair value of assets and liabilities acquired have not been finalized and, as a result, the accompanying consolidated financial statements and combined pro forma results of operations have been prepared on the basis of preliminary estimates of such adjustments. The combined pro forma results of operations for the six months ended June 30, 1997 are based upon certain assumptions and estimates which the Company believes are reasonable. The combined pro forma results of operations may not be indicative of the operating results that actually would have been reported had the transaction been consummated on January 1, 1996, nor are they necessarily indicative of results which will be reported in the future.

NOTE 4 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                       Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                     ----------------------             ----------------------
                                                     1997              1996             1997              1996
                                                     ----              ----             ----              ----
Federal statutory rate......................         34.0%             34.0%            34.0%             34.0%
Add (deduct):
   State income taxes, net of federal benefit         6.0               4.7              6.0               4.7
   Goodwill.................................         (0.2)              1.4             (0.4)              1.7
   Research and development tax credits.....          0.5              (5.8)             0.7              (4.9)
   NSC write-off............................         (4.7)               --             (4.9)               --
   Equity in net earnings of affiliate......           --              (1.7)             0.1              (2.2)
   Other, net...............................         (1.8)              0.6             (1.8)             (0.6)
                                                     ----              ----             ----              -----
                                                     33.8%             33.2%            33.7%             32.7%
                                                     ====              ====             ====              ====

NOTE 5 - SEASONALITY

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

NOTE 6 - LITIGATION AND CONTINGENCIES

The Company is subject to a number of claims and litigation. These matters include the following items which were disclosed in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Company has settled litigation that was pending in the U.S. District Court for the Western District of Louisiana involving Citgo Petroleum Corporation ("Citgo"), Oxy USA Inc., and Occidental Oil & Gas (collectively "Oxy") relating to cost overruns and production shortfalls on a remediation project which was performed by the Company for Citgo at its Lake Charles Louisiana refinery during 1993 and 1994. Under the terms of the settlement Citgo and Oxy dismissed all claims against the Company related to this matter and the Company dismissed all claims against Citgo and Oxy related to this matter. In addition, the Company received a cash payment of $14,346,000. The Company reduced the amount of its account receivables by the amount such receivables exceeded the payments received (see "Note 7 -- Special Charges").

The Company is in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's account receivables at June 30, 1997 include a claim receivable of $8,651,000 related to this matter. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site that the Company believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts. The Company has established additional reserves for a portion of the receivables related to this matter (see "Note 7 -- Special Charges"). Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded.

As a result of an arbitration proceeding between the Company and Separation and Recovery Systems, Inc. ("SRS") arising out of the Company's termination of SRS' subcontract for the performance of thermal desorption services at the Hilton-Davis Project in Cincinnati, Ohio, SRS was awarded $2,400,000 in damages from the Company. The Company has established a $2,400,000 reserve for the arbitration award and has reduced the receivables relating to SRS' subcontract performance (see "Note 7 -- Special Charges"). The Company filed a motion in federal court to overturn the award and SRS has filed a motion to confirm the award. The U.S. District Court for the Southern District of Ohio has scheduled a hearing in September 1997 to decide these two motions.

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

In the course of the Company's business there is always risk and uncertainty in pursuing and defending claims, litigation and arbitration proceedings and, notwithstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse impact upon the Company' consolidated future results of operations or financial condition.

NOTE 7 - SPECIAL CHARGES

During June 1997, the Company settled litigation that was pending involving Citgo and Oxy relating to a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. Under the terms of the settlement with Citgo and Oxy, the Company received a cash payment of $14,346,000. In addition, as a result of an unfavorable binding arbitration decision on the dispute between the Company and SRS arising out of the Company's termination of SRS' subcontract for services at a project in Cincinnati, Ohio, the Company must pay SRS $2,400,000 in damages. The settlement and write-down of the aforementioned claims and litigation, together with other receivables and the establishment of reserves for the consolidation of certain laboratory and operational functions resulted in the Company recording a $37,877,000 pre-tax, $22,726,000 after-tax or $0.83 per share, charge during the second quarter of 1997.

The Company plans to divest its 40% share of NSC Corporation. As a result, the Company recorded, in addition to the charge described above, a $14,949,000 pre-tax, $12,089,000 after tax or $0.45 per share, charge during the second quarter of 1997, to reduce the carrying value of its NSC investment to reflect the likely value to be realized given the Company's current intentions.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
OHM Corporation

We have reviewed the accompanying consolidated balance sheet of OHM Corporation as of June 30, 1997, and the related consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OHM Corporation as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended, not present herein, and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                     ERNST & YOUNG LLP

Columbus, Ohio
July 29, 1997

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

         Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), for an aggregate purchase price of $14,700,000. The purchase price was paid as follows:
(i) $9,700,000 in cash and (ii) unsecured promissory notes in the aggregate of $5,000,000. Beneco is a provider of project, program and construction management services to the Department of Defense and other government agencies throughout the United States. The acquisition of Beneco has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997. The Company's consolidated statements of operations include the results of Beneco since June 1, 1997. See "Note 3 to the Consolidated Financial Statements."

RESULTS OF OPERATIONS

         REVENUE. The following table sets forth the Company's revenue by client type for the three and six months ended June 30, 1997 and 1996 (in thousands, except percentages):

                                                Three Months Ended June 30,              Six Months Ended June 30,
                                                   1997               1996                1997               1996
                                           -----------------    ---------------    ---------------     ----------------
   Federal, State, and Local Government...    $104,771    81%    $ 96,802    75%     $197,157    83%   $187,374     76%
   Industrial.............................      24,542    19%      32,375    25%       40,654    17%     60,766     24%
                                              --------   ---     --------   ---      --------   ---    --------    ---
            Total Revenue.................    $129,313   100%    $129,177   100%     $237,811   100%   $248,140    100%
                                              ========   ===     ========   ===      ========   ===    ========    ===

         Revenue increased slightly for the three months ended June 30, 1997 by $136,000 when compared to the same time period in 1996. Such increase in revenue is primarily due to the inclusion of results of Beneco which was acquired effective June 1, 1997. For the six months ended June 30, 1997 revenue decreased $10,329,000 when compared to the same period in 1996. Such decrease in revenue is primarily the result of decreased revenue from industrial sector clients, partially offset by the results of Beneco.

         Revenue from government agencies for the three and six months ended June 30, 1997 increased $7,969,000 or 8% and $9,783,000 or 5%, respectively, when compared to the same periods in 1996. This improvement resulted primarily due to the inclusion of results of Beneco which was acquired effective June 1, 1997. Beneco's revenue is primarily derived from program and construction management services provided under term contracts with the various Department of Defense agencies and state and local governments. The hazardous waste remediation services business experienced an increase in revenue from the Company's term contracts with the United States Army Corps of Engineers ("USACE") and the Environmental Protection Agency ("EPA") as well as from state and local governments during the three and six months ended June 30, 1997 when compared to the same periods in 1996. Such increases were offset by a decrease in revenue from the Company's term contracts with the United States Navy and the United States Air Force. The Company expects to continue to receive funding under its federal contracts into the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various Department of Defense agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $7,833,000 or 24% decrease in revenue from industrial clients for the three months ended June 30, 1997 when compared to the same period in 1996. For the six months ended June 30, 1997, revenue from industrial clients decreased $20,112,000 or 33% when compared to the same period in 1996. The Company believes that demand for its services from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization will continue to have a material adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. The result of decreased demand from the industrial sector has increased the competitive pressures on the contracts available for bid from the industrial market. The Company has been very selective in bidding industrial contracts and has established specific minimum criteria on profitability and risk in determining whether or not to compete for any given contract. The Company expects the current market conditions to continue in the industrial sector into the foreseeable future.

         COST OF SERVICES AND GROSS PROFIT. Cost of services decreased and gross profit increased for the three months when compared to the same periods in 1996 as the Company experienced a slight increase in gross profit as a percentage of revenue. Both cost of services and gross profit decreased for the six months ended June 30, 1997, primarily as a result of the decrease in revenue. The Company's gross profit as a percentage of revenue was negatively impacted during the three and six months ended June 30, 1997 when compared to the same periods in 1996 due to decreased margins in the industrial sector resulting from competitive pressures. This was partially offset by an increase in the margin percent on the Company's government projects.

         CLAIMS SETTLEMENT COSTS AND OTHER. During June 1997, the Company settled litigation that was pending involving Citgo Petroleum Corporation ("Citgo"), Oxy USA Inc., and Occidental Oil & Gas (collectively "Oxy") relating to a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. Under the terms of the settlement with Citgo and Oxy, the Company received a cash payment of $14,346,000. In addition, as a result of an unfavorable binding arbitration decision on the dispute between the Company and Separation and Recovery Systems, Inc. ("SRS") arising out of the Company's termination of SRS' subcontract for services at a project in Cincinnati, Ohio, SRS was awarded $2,400,000 in damages. The settlement and write-down of the aforementioned claims and litigation, together with other receivables and the establishment of reserves for the consolidation of certain laboratory and operational functions, resulted in the Company recording a $37,877,000 pre-tax, $22,726,000 after-tax or $0.83 per share, charge during the second quarter of 1997. See "Note 7 to the Consolidated Financial Statements."

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses decreased $452,000 or 4% and $1,219,000 or 5%, for the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. SGA expense as a percentage of revenue was 9% for all periods presented. SGA expense has decreased primarily as a result of decreased revenues and reductions made to overhead expenses.

         INTEREST EXPENSE. Interest expense decreased 38% and 34% during the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. The decrease in interest expense was a result of a decrease in the average borrowings outstanding under the Company's revolving credit agreement during such periods in 1997 when compared to the same periods in 1996.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings was $0 and $185,000 for the three and six months ended June 30, 1997, respectively. NSC's net income has decreased primarily as a result of decreased revenues in its Olshan demolition business. In addition, NSC has experienced a decrease in gross profit as a result of margin deterioration and losses incurred on certain of its projects during 1997.

         WRITE-DOWN OF INVESTMENT IN NSC CORPORATION. The Company plans to divest its 40% share of NSC Corporation. As a result, the Company recorded a $14,949,000 pre-tax, $12,089,000 after tax or $0.45 per share, charge during the second quarter of 1997, to reduce the carrying value of its NSC investment to reflect the likely value to be realized given the Company's current intentions.

         NET INCOME (LOSS). Net income (loss) for the three months ended June 30, 1997 was $(31,609,000) or $(1.16) per share compared to $2,379,000 or $0.09 per share for the same period in 1996. For the six months ended June 30, 1997, net income (loss) was $(30,171,000) or $(1.11) per share compared to $3,709,000 or $0.14 per share for the same period in 1996. Such losses were a result of the aforementioned charges recorded during the second quarter of 1997. Without such charges, net income would have been $3,206,000 or $0.12 per share and $4,644,000 or $0.17 per share, for the three and six months ended June 30, 1997, respectively.

         The effective income tax rate was 34% and 33% for the three months ended June 30, 1997 and 1996, respectively. For the six month period ending June 30, 1997 and 1996, the effective income tax rate was 34% and 33%, respectively. See "Note 4 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. There were no amounts outstanding for cash borrowing under the revolving credit facility at June 30, 1997 or December 31, 1996. Aggregate letters of credit outstanding at June 30, 1997 and December 31, 1996 were $14,108,000 and $12,223,000, respectively.

         Capital expenditures for the six months ended June 30, 1997 and 1996, were $10,529,000 and $11,221,000, respectively. The Company's capital expenditures are primarily related to the installation of computer systems and related equipment, the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for the entire fiscal year 1997 are expected to range between $20,000,000 and $25,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of its contract backlog with federal government agencies. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowing under its revolving credit facility, proceeds from permitted asset sales and other external sources. In addition, in connection with the acquisition of Rust Remedial Services, its parent company, Waste Management, Inc., has provided the Company with a credit guarantee of up to $62,000,000 of the Company's indebtedness outstanding until May 30, 2000. Such credit guarantee has allowed the Company to expand its borrowing capacity and lower its cost of capital under its new credit facility entered into on May 31, 1995.

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

FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in this Form 10-Q, and in "Business -- Environmental Contractor Risks," "Business -- Regulation," "--Results of Operations" "--Environmental Matters and Government Contracting," and "Note 1 to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which sections are incorporated herein by reference, and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. In addition, these risks and uncertainties include, without limitation, (i) the potential for fluctuations in funding of backlog,
(ii) weather conditions affecting or delaying the Company's ability to perform or complete the services required by its contracts, (iii) the Company's ability to be awarded new contracts in its target markets or its ability to expand existing contracts, (iv) other industry-wide market factors, including the timing of client's planned remediation activities and (v) interpretation or enforcement by federal, state or local regulators of existing environmental regulations. Also, there is always risk and uncertainty in pursuing and defending litigation, arbitration proceedings and claims in the course of the Company's business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-Q. The Company undertakes no obligations to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to Consolidated Financial Statements for a discussion of legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting of the Company's shareholders was held on May 8, 1997. At the Annual Meeting, the following persons were elected as directors of the Company, to serve until the next Annual Meeting of Shareholders, with the votes for and withheld with respect to each person, respectively, set forth after such name:

                                              For            Withheld
                                          ----------         --------
                  Herbert A. Getz         25,235,472          753,687
                  Ivan W. Gorr            25,233,230          755,929
                  Charles D. Hollister    24,610,734        1,378,425
                  William Hulligan        25,238,142          751,017
                  James L. Kirk           25,243,835          745,324
                  Joseph R. Kirk          25,247,233          741,926
                  James E. Koenig         25,237,254          751,905
                  Richard W. Pogue        25,243,793          745,366
                  Charles W. Schmidt      25,224,582          744,577

         (b) A proposal to amend the Company's Regulations to provide the Chief Executive greater flexibility in human resources issues, as described in the Company Proxy to Shareholders dated April 1, 1997, was approved by 95% of the Company's Common Stock present and voting at the meeting. The results of the vote on the proposal were:

                  For                       25,569,625
                  Abstain                      307,171
                  Against                       98,608

         (c) A proposal to approve the Company's Incentive Stock Plan, as described in the Company Proxy to Shareholders dated April 1, 1997, was approved by 86% of the Company's Common Stock present and voting at the meeting. The results of the vote on the proposal were:

                  For                       22,362,513
                  Abstain                    3,484,037
                  Against                      128,854

         (d) A proposal to amend the Company's 1986 Stock Option Plan to limit the number of options granted to any individual in a three year period, as described in the Company Proxy to Shareholders dated April 1, 1997, was approved by 98% of the Company's Common Stock present and voting at the meeting. The results of the vote on the proposal were:

                  For                       25,400,008
                  Abstain                      428,909
                  Against                      146,487

         (e) The total number of shares of the Registrant's Common Stock outstanding as of March 20, 1997, the record date for the Annual Meeting, was 27,071,464.

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

                  10.39 Stock Purchase Agreement dated June 17, 1997 by and among OHM Corporation, Beneco Enterprises, Inc., Bennie Smith, Jr., Robert Newberry and Scott Doxey [incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K filed on July 2, 1997].

                  11       Statement Re Computation of Per Share Earnings

                  15       Letter Re Unaudited Financial Information

                  27       Financial Data Schedule

         (b)      No reports on Form 8-K were filed during the period.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                OHM CORPORATION

Date: August 14, 1997               By   /s/ James L. Kirk
                                        ------------------
                                        James L. Kirk
                                        Chairman of the Board
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)

Date: August 14, 1997               By   /s/ Philip O. Strawbridge
                                        --------------------------
                                        Philip O. Strawbridge
                                        Vice President and Chief Financial and
                                        Administrative Officer
                                        (Principal Financial Officer)

Date: August 14, 1997               By   /s/ Kris E. Hansel
                                        -------------------
                                        Kris E. Hansel
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit           Exhibit
Number            Description
-------           -----------
10.39             Stock Purchase Agreement dated June 17, 1997 by and among
                  OHM Corporation, Beneco Enterprises, Inc., Bennie
                  Smith, Jr., Robert Newberry and Scott Doxey
                  [incorporated by reference to Exhibit 2.1 to the
                  Registrant's Report on Form 8-K filed on July 2,
                  1997].

11                Statement Re Computation of Per Share Earnings

15                Letter Re Unaudited Financial Information

27                Financial Data Schedule