Form 10-Q
period 1997-09-30
OHM CORP
filed 1997-11-14
CIK 788964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ____      THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

           ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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
     The number of shares of Common Stock, par value $0.10 per share, outstanding on October 31, 1997 was 27,367,417.

================================================================================

                                OHM CORPORATION
                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     PART I
                             FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
Item 1.    Financial Statements
           Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and December
             31, 1996...................................................................    1
           Consolidated Statements of Operations (Unaudited) for the Three and Nine
             Months Ended September 30, 1997 and 1996...................................    2
           Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
             September 30, 1997 and 1996................................................    3
           Notes to Consolidated Financial Statements (Unaudited).......................    4
           Independent Accountants' Review Report.......................................    7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................    8

                                     PART II
                                OTHER INFORMATION
Item 1.    Legal Proceedings............................................................   13
Item 6.    Exhibits and Reports on Form 8-K.............................................   13
Signatures..............................................................................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                OHM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1997             1996
                                                                     -------------    ------------
                                                                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents........................................    $   8,544        $ 14,002
  Accounts receivable..............................................       76,281          85,461
  Costs and estimated earnings on contracts in process in excess of
     billings......................................................       49,661          56,303
  Materials and supply inventory, at cost..........................       14,037          13,899
  Prepaid expenses and other assets................................        9,734          17,274
  Deferred income taxes............................................       21,840          10,513
  Refundable income taxes..........................................          159             493
                                                                        --------        --------
                                                                         180,256         197,945
                                                                        --------        --------
Property and Equipment, net........................................       59,816          70,521
                                                                        --------        --------
Other Noncurrent Assets:
  Investments in affiliated company................................        8,421          23,185
  Intangible assets relating to acquired businesses, net...........       45,444          33,534
  Deferred debt issuance and financing costs.......................        1,219           1,412
  Deferred income taxes............................................        6,086           3,563
  Other assets.....................................................        7,777           6,377
                                                                        --------        --------
                                                                          68,947          68,071
                                                                        --------        --------
     Total Assets..................................................    $ 309,019        $336,537
                                                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................................    $  66,750        $ 69,230
  Billings on contracts in process in excess of costs and estimated
     earnings......................................................        1,289             897
  Accrued compensation and related taxes...........................        5,550           6,528
  Federal, state and local taxes...................................          142             150
  Other accrued liabilities........................................       22,427          21,477
  Current portion of noncurrent liabilities........................        7,400           5,321
                                                                        --------        --------
                                                                         103,558         103,603
                                                                        --------        --------
Noncurrent Liabilities:
  Long-term debt...................................................       49,248          52,972
  Deferred gain from sale leaseback of equipment...................        3,450           4,484
  Capital leases...................................................           74              32
  Pension agreement................................................          860             874
                                                                        --------        --------
                                                                          53,632          58,362
                                                                        --------        --------
Commitments and Contingencies......................................           --              --
Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares authorized;
     None issued and outstanding...................................           --              --
  Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued: 1997 -- 27,302,115; 1996 -- 26,992,140.........        2,730           2,699
  Additional paid-in capital.......................................      141,470         138,989
  Retained earnings................................................        7,629          32,884
                                                                        --------        --------
                                                                         151,829         174,572
                                                                        --------        --------
     Total Liabilities and Shareholders' Equity....................    $ 309,019        $336,537
                                                                        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                 ---------------------     ---------------------
                                                   1997         1996         1997         1996
                                                 --------     --------     --------     --------
                                                      (UNAUDITED)               (UNAUDITED)
Revenue........................................  $143,656     $158,272     $381,467     $406,412
  Cost of services.............................   122,747      137,634      328,833      353,184
                                                 --------     --------     --------     --------
Gross Profit...................................    20,909       20,638       52,634       53,228
  Claims settlement costs and other............        --           --       37,877           --
  Selling, general and administrative
     expenses..................................    11,972       13,124       33,872       36,243
                                                 --------     --------     --------     --------
Operating Income (Loss)........................     8,937        7,514      (19,115)      16,985
                                                 --------     --------     --------     --------
Other (Income) Expenses:
  Investment income............................      (102)         (97)        (154)        (112)
  Interest expense.............................     1,226        1,780        3,779        5,658
  Equity in net earnings of affiliate..........        --         (183)        (185)        (632)
  Write-down of investment in NSC
     Corporation...............................        --           --       14,949           --
  Miscellaneous expense, net...................         9          (54)         232          489
                                                 --------     --------     --------     --------
                                                    1,133        1,446       18,621        5,403
                                                 --------     --------     --------     --------
Income (Loss) Before Income Taxes..............     7,804        6,068      (37,736)      11,582
  Income taxes (benefit).......................     2,890        2,072      (12,479)       3,877
                                                 --------     --------     --------     --------
Net Income (Loss)..............................  $  4,914     $  3,996     $(25,257)    $  7,705
                                                 ========     ========     ========     ========
Net Income (Loss) Per Share....................  $   0.18     $   0.15     $  (0.93)    $   0.29
                                                 ========     ========     ========     ========
Weighted average number of common and
  equivalent shares outstanding................    27,301       26,862       27,151       26,787
                                                 ========     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1997          1996
                                                                       ---------     ---------
                                                                             (UNAUDITED)
Cash flows from operating activities:
Net (loss) income....................................................  $ (25,257)    $   7,705
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization......................................     10,717        13,025
  Amortization of other noncurrent assets............................      2,345         2,855
  Deferred income taxes..............................................    (13,224)        3,177
  Loss (gain) on sale of property and equipment......................       (285)          381
  Equity in net earnings of affiliate................................       (185)         (632)
  Writedown of investment in affiliated company......................     14,949            --
  Deferred translation adjustments and other.........................         74            37
Changes in current assets and liabilities:
  Accounts receivable................................................     13,330         9,088
  Costs and estimated earnings on contracts in process in excess of
     billings........................................................      6,642        (4,792)
  Materials and supply inventory, at cost............................       (138)         (451)
  Prepaid expenses and other assets..................................      7,540         1,813
  Refundable income taxes and other adjustments......................        334            66
  Accounts payable...................................................     (9,997)       (4,432)
  Billings on contracts in process in excess of costs and estimated
     earnings........................................................        392        (1,022)
  Accrued compensation and related taxes.............................     (1,458)         (755)
  Federal, state and local income taxes..............................         (8)         (160)
  Other accrued liabilities..........................................     (1,056)       (6,911)
                                                                        --------      --------
     Net cash flows provided by operating activities.................      4,715        18,992
                                                                        --------      --------
Cash flows from investing activities:
  Purchases of property and equipment................................    (14,547)      (15,263)
  Proceeds from sale of property and equipment.......................        585         2,222
  Proceeds from sale and leaseback of equipment......................     17,900            --
  Purchase of stock of business less cash acquired...................     (7,092)           --
  Decrease in receivable from affiliated company.....................         --        15,000
  Increase in other noncurrent assets................................     (2,755)       (1,057)
                                                                        --------      --------
     Net cash (used in) provided by investing activities.............     (5,909)          902
                                                                        --------      --------
Cash flows from financing activities:
  Payments on long-term debt and capital leases......................     (6,690)       (5,379)
  Proceeds from borrowing under revolving credit agreement and term
     loan............................................................    151,864       154,000
  Payments on revolving credit agreement and term loan...............   (151,864)     (174,700)
  Payments on pension agreement......................................        (86)          (95)
  Common stock issued for 401(k) funding and stock options...........      2,512         1,901
                                                                        --------      --------
     Net cash used in financing activities...........................     (4,264)      (24,273)
                                                                        --------      --------
     Net decrease in cash and cash equivalents.......................     (5,458)       (4,379)
Cash and cash equivalents at beginning of period.....................     14,002        11,205
                                                                        --------      --------
Cash and cash equivalents at end of period...........................  $   8,544     $   6,826
                                                                        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                OHM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on the calculation of earnings per share for the three and nine months ended September 30, 1997 and 1996 is not expected to be material.

     The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for as an asset held for sale. See "Note 7 -- Special Charges" regarding the Company's plans to divest its ownership of NSC and the related reduction of its carrying value. All material intercompany transactions and balances have been eliminated in consolidation.

     The consolidated financial statements at September 30, 1997, and for the three and nine months then ended, have been reviewed by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

NOTE 2 -- SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid for interest was $3,520,000 and $5,253,000 and cash paid for income taxes was $39,000 and $389,000 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 3 -- ACQUISITION

     Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), for an aggregate purchase price of $14,700,000. The purchase price was paid as follows: (i) $9,700,000 in cash and (ii) unsecured promissory notes in the aggregate of $5,000,000, bearing interest at 7.25%, due and payable June 17, 1998. The Company has agreed to make an additional payment in the year 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense and other government agencies throughout the United States.

     The acquisition of Beneco has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997. The Company's consolidated financial statements for the three and nine month periods ended September 30, 1997 include the results of Beneco since June 1, 1997. The following table sets forth the unaudited combined pro forma results of operations of the Company for the nine months ended September 30, 1997 and 1996, giving effect to the acquisition of Beneco as if such acquisition had occurred on January 1, 1996.

                                                                          PRO FORMA
                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    ---------------------
                                                                      1997         1996
                                                                    --------     --------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
     Gross revenue................................................  $410,047     $452,193
     Net (loss) income............................................  $(25,156)    $  8,178
     Net (loss) income per share..................................  $  (0.93)    $   0.31

     The combined pro forma results of operations for the nine months ended September 30, 1997 and 1996 are based upon certain assumptions and estimates which the Company believes are reasonable. The combined pro forma results of operations may not be indicative of the operating results that actually would have been reported had the transaction been consummated on January 1, 1996, nor are they necessarily indicative of results which will be reported in the future.

     The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

     Current assets............................................................  $ 6,042
     Property and equipment....................................................      895
     Goodwill..................................................................   11,934
     Current liabilities.......................................................    5,205

NOTE 4 -- INCOME TAXES

     The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                           THREE MONTHS         NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                           -------------       -------------
                                                           1997     1996       1997     1996
                                                           ----     ----       ----     ----
     Federal statutory rate..............................  34.0%    34.0%      34.0%    34.0%
     Add (deduct):
       State income taxes, net of federal benefit........   6.0      4.9        6.0      4.8
       Goodwill..........................................   1.5      2.5       (0.7)     2.1
       Research and development tax credits..............  (4.6)    (5.9)       1.8     (5.9)
       Write-down of investment in NSC Corporation.......    --       --       (5.9)      --
       Equity in net earnings of affiliate...............    --     (0.8)       0.1     (1.5)
       Other, net........................................   0.1     (0.6)      (2.2)      --
                                                           ----     ----       ----     ----
                                                           37.0%    34.1%      33.1%    33.5%
                                                           ====     ====       ====     ====

NOTE 5 -- SEASONALITY

     The timing of revenue recognition is dependent on the Company's backlog, contract awards and the performance requirements of each contract. The Company's revenue is also affected by the timing of its clients' planned contract work which generally increases during the third and fourth quarters. Because of this variability in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year can normally be expected to be lower than the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenue for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

NOTE 6 -- LITIGATION AND CONTINGENCIES

     The Company is subject to a number of claims and litigation. These matters include the following items which were disclosed in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company is in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's account receivables at September 30, 1997 include a claim receivable of $8,653,000 related to this matter. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site that the Company believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts. The Company has established additional reserves for a portion of the receivables related to this matter (see "Note 7 -- Special Charges"). Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded.

     As a result of an arbitration proceeding between the Company and Separation and Recovery Systems, Inc. ("SRS") arising out of the Company's termination of SRS' subcontract for the performance of thermal desorption services at the Hilton-Davis Project in Cincinnati, Ohio, SRS was awarded $2,400,000 in damages from the Company. The Company has established a $2,400,000 reserve for the arbitration award and has reduced the receivables relating to SRS' subcontract performance (see "Note 7 -- Special Charges"). The Company filed a motion in federal court to overturn the award and SRS has filed a motion to confirm the award. The U.S. District Court for the Southern District of Ohio has denied the Company's motion and confirmed the award.

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

NOTE 7 -- SPECIAL CHARGES

     During June 1997, the Company settled litigation that was pending involving Citgo Petroleum Corporation ("Citgo") and Occidental relating to a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. Under the terms of the settlement with Citgo and Occidental, the Company received a cash payment of $14,346,000. In addition, as a result of an unfavorable binding arbitration decision on the dispute between the Company and SRS arising out of the Company's termination of SRS' subcontract for services at a project in Cincinnati, Ohio, the Company must pay SRS $2,400,000 in damages. The settlement and write-down of the aforementioned claims and litigation, together with other receivables and the establishment of reserves for the consolidation of certain laboratory and operational functions resulted in the Company recording a $37,877,000 pre-tax, $22,726,000 after-tax or $0.83 per share, charge during the second quarter of 1997.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
OHM Corporation

     We have reviewed the accompanying consolidated balance sheet of OHM Corporation as of September 30, 1997, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                                          /s/ ERNST & YOUNG LLP

Columbus, Ohio
October 29, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a diversified services firm for government and private sector clients and provides a broad range of outsourced services including environmental remediation and project, program and construction management services. The timing of the Company's revenue is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenue is also affected by the timing of its clients' planned contract activities which generally increase during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year have historically been lower than for the third and fourth quarters, although there can be no assurance that this will occur in future years. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

     Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), for an aggregate purchase price of $14,700,000. The purchase price was paid as follows: (i) $9,700,000 in cash and (ii) unsecured promissory notes in the aggregate of $5,000,000. The Company has agreed to make an additional payment in the year 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense ("DOD") and other government agencies throughout the United States. The acquisition of Beneco has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997. The Company's consolidated statements of operations include the results of Beneco since June 1, 1997. See "Note 3 to the Consolidated Financial Statements."

RESULTS OF OPERATIONS

     REVENUE. The following table sets forth the Company's revenue by client type for the three and nine months ended September 30, 1997 and 1996 (in thousands, except percentages):

                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                      SEPTEMBER 30,                         SEPTEMBER 30,
                            ---------------------------------     ---------------------------------
                                 1997               1996               1997               1996
                            --------------     --------------     --------------     --------------
   Federal, State, and
     Local Government.....  $110,879    77%    $117,754    74%    $308,036    81%    $305,128    75%
   Industrial.............    32,777    23%      40,518    26%      73,431    19%     101,284    25%
                            --------   ---     --------   ---     --------   ---     --------   ---
        Total Revenue.....  $143,656   100%    $158,272   100%    $381,467   100%    $406,412   100%
                            ========   ===     ========   ===     ========   ===     ========   ===

     Revenue decreased $14,616,000 or 9% and $24,945,000 or 6% for the three and nine months ended September 30, 1997, respectively, when compared to the same time period in 1996. Such decrease in revenue is primarily due to decreased environmental remediation revenues from government and industrial sector clients, partially offset by revenue from Beneco which was acquired effective June 1, 1997 and has been included in the results of operations for the entire third quarter of 1997.

     Revenue from government agencies for the three months ended September 30, 1997 decreased $6,875,000 or 6% and increased $2,908,000 or 1% for the nine months ended September 30, 1997, when compared to the same periods in 1996. The improvement for the nine months ended September 30, 1997 is primarily due to the inclusion of revenue from Beneco which was acquired effective June 1, 1997, partially offset by a decrease in revenue from government contracts in the Company's environmental remediation services business. Beneco's revenue is primarily derived from program and construction management services provided under term contracts with the various DOD agencies and state and local governments. The environmental remediation business experienced a decrease in revenue from the Company's term contracts with the various DOD agencies, which was partially offset by an increase in revenue from the Environmental Protection Agency as well as from state and local governments, during the three and nine months ended September 30, 1997 when compared to the same periods in 1996. In addition, the Company has experienced a decrease in revenue from its site specific thermal incineration project in Holbrook, Massachusetts with the United States Army Corps of Engineers as such project nears its completion. The Company expects to continue to receive funding under its federal contracts in the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various DOD agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

     The Company experienced a decrease in revenue from industrial clients of $7,741,000 or 19% and $27,853,000 or 27% for the three months and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996. The Company believes that demand for its services from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization will continue to have a material adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. The result of decreased demand from the industrial sector has increased the competitive pressures on the contracts available for bid from the industrial market. The Company has been very selective in bidding industrial contracts and has established specific minimum criteria on profitability and risk in determining whether or not to compete for any given contract. The Company expects the current market conditions to continue in the industrial sector into the foreseeable future.

     COST OF SERVICES AND GROSS PROFIT. Cost of services decreased for the three and nine months ended September 30, 1997 when compared to the same periods in 1996. The decrease is due primarily to the decrease in revenue. Gross profit increased slightly for the three months ended September 30 1997 and decreased slightly for the nine months ended September 30, 1997 when compared to the same periods in 1996. The Company's gross profit as a percentage of revenue increased for the three and nine months ended September 30, 1997 when compared to the same periods in 1996 due to an increase in the margin percent on the Company's government projects and increased selectivity in bidding industrial contracts.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses decreased $1,152,000 or 9% and $2,371,000 or 7%, for the three and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996. SGA expense as a percentage of revenue was 8% for the three months ended September 30, 1997 and 1996 and 9% for the nine months ended September 30, 1997 and 1996. SGA expense has decreased primarily as a result of decreased revenue and reductions made to overhead expenses in light of such decreased revenue.

     INTEREST EXPENSE. Interest expense decreased 31% and 33% during the three and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996. The decrease in interest expense was a result of a decrease in the average borrowings outstanding under the Company's revolving credit agreement during such periods in 1997 when compared to the same periods in 1996.

     WRITE-DOWN OF INVESTMENT IN NSC CORPORATION. The Company has written down to expected net realizable value and plans to divest its 40% share of NSC Corporation. As a result, the Company recorded a $14,949,000 pre-tax, $12,089,000 after tax or $0.45 per share, charge during the second quarter of 1997, to reduce the carrying value of its NSC investment and to account for it as an asset held for sale.

     NET INCOME (LOSS). Net income for the three months ended September 30, 1997 was $4,914,000 or $0.18 per share compared to $3,996,000 or $0.15 per share for the same period in 1996. For the nine months ended September 30, 1997, net loss was $(25,257,000) or $(0.93) per share compared to net income of $7,705,000 or $0.29 per share for the same period in 1996. Such losses were a result of the aforementioned charges recorded during the second quarter of 1997. Without such charges, net income would have been $9,558,000 or $0.35 per share, for the nine months ended September 30, 1997.

     The effective income tax rate was 37% and 34% for the three months ended September 30, 1997 and 1996, respectively. For the nine month period ending September 30, 1997 and 1996, the effective income tax rate was 33% and 34%, respectively. See "Note 4 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. Waste Management, Inc. ("WMX") has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. There were no amounts outstanding for cash borrowing under the revolving credit facility at September 30, 1997 or December 31, 1996. Aggregate letters of credit outstanding at September 30, 1997 and December 31, 1996 were $14,108,000 and $12,223,000, respectively.

     Capital expenditures for the nine months ended September 30, 1997 and 1996, were $14,547,000 and $15,263,000, respectively. The Company's capital expenditures are primarily related to the installation of computer systems and related equipment, the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for the entire fiscal year 1997 are expected to range between $18,000,000 and $22,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

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

     The Company, from time to time, evaluates potential acquisitions of companies in the environmental remediation industry and industries related to the core skills of the Company. The Company cannot predict whether it will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisition would be. Future acquisitions may involve the expenditure of significant funds and management time. Depending upon the nature, size and timing of future acquisitions, the Company may be required to raise additional capital through financings, including public or private equity or debt offerings or additional bank financings. There is no assurance that such additional financing will be available to the Company, or if available, will be on acceptable terms.

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

FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in this Form 10-Q, and in "Business -- Environmental Contractor Risks," "Business -- Regulation," "-- Results of Operations" "-- Environmental Matters and Government Contracting," and "Note 1 to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which sections are incorporated herein by reference, and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. In addition, these risks and uncertainties include, without limitation, (i) the potential for fluctuations in funding of backlog,

(ii) weather conditions affecting or delaying the Company's ability to perform or complete the services required by its contracts, (iii) the Company's ability to be awarded new contracts in its target markets or its ability to expand existing contracts, (iv) other industry-wide market factors, including the timing of client's planned remediation activities and (v) interpretation or enforcement by federal, state or local regulators of existing environmental regulations. Also, there is always risk and uncertainty in pursuing and defending litigation, arbitration proceedings and claims in the course of the Company's business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-Q. The Company undertakes no obligations to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)             Exhibits
               10.40    Amendment No. 2 and Waiver, dated as of August 12, 1997, to the
                        Revolving Credit Agreement, dated as of May 31, 1995, by and among OHM
                        Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America
                        National Trust and Savings Association (successor by merger to Bank of
                        America Illinois), as Issuing and Paying Agent and Co-Agent.
               10.41    Third Amendment, dated as of August 12, 1997, to Security Agreement, dated as of May 11, 1993, by and among OHM Corporation, OHM Remediation
                        Services Corp., Beneco Enterprises, Inc., Citicorp USA, Inc. as
                        Administrative Agent and Bank of America National Trust and Savings
                        Association (successor by merger to Bank of America Illinois) as Issuing and Paying Agent and Co-Agent.
               10.42    Second Amendment, dated as of August 12, 1997, to Pledge Agreement, dated as of May 11, 1993, by and between OHM Corporation and Bank of
                        American National Trust and Savings Association (successor by merger to
                        Bank of America Illinois), as Issuing and Paying Agent.
               10.43    Guaranty, dated as of August 12, 1997, by Beneco Enterprises, Inc., in favor of the banks under the Revolving Credit Agreement, as amended as of August 12, 1997 by and among OHM Corporation and OHM Remediation
                        Services Corp., and the banks named therein, Citicorp USA, Inc., as
                        Administrative Agent and Bank of America National Trust and Savings
                        association (successor by merger to bank of American Illinois), as
                        Issuing and Paying Agent and Co-Agent.
               11       Statement Re Computation of Per Share Earnings
               15       Letter Re Unaudited Financial Information
               27       Financial Data Schedule

        (b)             Reports on Form 8-K

               On July 2, 1997, the Company filed a Current Report on Form 8-K in connection with the acquisition of all of the issued and outstanding capital stock of Beneco
               Enterprises, Inc., a Utah corporation ("Beneco").

               On August 22, 1997, the Company filed an amendment to the Current Report on Form
               8-K, dated July 2, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OHM CORPORATION

Date: November 14, 1997                   By: /s/ JAMES L. KIRK
                                            ------------------------------------
                                            James L. Kirk
                                            Chairman of the Board
                                            President and Chief Executive
                                              Officer
                                            (Duly Authorized Officer)

                                          By: /s/ PHILIP O. STRAWBRIDGE
                                            ------------------------------------
                                            Philip O. Strawbridge
                                            Vice President and Chief Financial
                                              and Administrative Officer
                                            (Principal Financial Officer)

                                          By: /s/ KRIS E. HANSEL
                                            ------------------------------------
                                            Kris E. Hansel
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit           Exhibit
Number            Description
------            -----------

10.40 Amendment No. 2 and Waiver, dated as of August 12, 1997, to the Revolving Credit Agreement, dated as of May 31, 1995, by and among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois), as Issuing and Paying Agent and Co-Agent.

10.41 Third Amendment, dated as of August 12, 1997, to Security Agreement, dated as of May 11, 1993, by and among OHM Corporation, OHM Remediation Services Corp., Beneco Enterprises, Inc., Citicorp USA, Inc. as
                  Administrative Agent and Bank of America National
                  Trust and Savings Association (successor by merger to Bank of America Illinois) as Issuing and Paying Agent and Co-Agent.

10.42 Second Amendment, dated as of August 12, 1997, to Pledge Agreement, dated as of May 11, 1993, by and between OHM Corporation and Bank of American National Trust and Savings Association (successor by merger to Bank of America Illinois), as Issuing and Paying Agent.

10.43 Guaranty, dated as of August 12, 1997, by Beneco Enterprises, Inc., in favor of the banks under the Revolving Credit Agreement, as amended as of August 12, 1997 by and among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America National Trust and Savings association (successor by merger to bank of American Illinois), as Issuing and Paying Agent and Co-Agent.

11                Statement Re Computation of Per Share Earnings

15                Letter Re Unaudited Financial Information

27                Financial Data Schedule