Form 10-K
period 1997-12-31
OHM CORP
filed 1998-02-27
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           8% Convertible Subordinated Debentures due October 1, 2006
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on February 16, 1998, was $333,991,409.

         The number of shares of common stock outstanding on February 24, 1998, was 28,284,405 shares.

OHM CORPORATION
1997 ANNUAL REPORT IN FORM 10-K




TABLE OF CONTENTS

PART I
--------------------------------------------------------------------------------

Item 1.  Business.......................................................    1
Item 2.  Properties.....................................................    9
Item 3.  Legal Proceedings..............................................    9

EXECUTIVE OFFICERS OF THE REGISTRANT

PART II
--------------------------------------------------------------------------------

Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters............................................   10
Item 6.  Selected Financial Data........................................   11
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   12
Item 8.  Financial Statements and Supplementary Data....................   19
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures...........................   38

PART III
--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant.............   38
Item 11. Executive Compensation.........................................   40
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.....................................................   46
Item 13. Certain Relationships and Related Transactions.................   47

PART IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedule and Reports on
         Form 8-K.......................................................   50

SIGNATURES .............................................................   57

PART I

ITEM 1.  BUSINESS

OVERVIEW

         OHM Corporation, an Ohio corporation, and its predecessors (the "Company"), is a provider of technology-based, on-site hazardous waste remediation services in the United States. The Company has been in the environmental services business since 1969. The Company has successfully completed approximately 32,000 projects involving contaminated groundwater, soil and facilities.

         The Company provides a wide range of environmental services, primarily to government agencies and to large chemical, petroleum, transportation and industrial companies. The Company has worked for the United States Environmental Protection Agency ("EPA"), the Department of Defense ("DOD") (including the U.S. Army Corps of Engineers ("USACE") and the U.S. Departments of the Air Force, Army and Navy), the Department of Energy ("DOE"), a number of state and local governments and a majority of the Fortune 100 industrial and service companies. In addition to its technology-based, on-site remediation services, the Company also offers a broad range of other services, including site assessment, engineering, remedial design and incidental analytical testing. Service is provided through 25 regional offices, nine mobile laboratories, and approximately 2,700 pieces of mobile treatment and related field equipment.

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

         On May 30, 1995, pursuant to an Agreement and Plan of Reorganization, the Company through its wholly-owned subsidiary, OHM Remediation Services Corp. ("OHMR"), acquired (the "Acquisition") in exchange for 9,668,000 shares of Common Stock of the Company, par value $.10 per share ("Common Stock"), substantially all of the assets and certain liabilities of the environmental remediation services business of Rust International Inc. ("Rust"), a majority-owned subsidiary of WMX Technologies, Inc. (n/k/a/ Waste Management, Inc. and referred to herein as "WMX"). In connection with the Acquisition, the Company and WMX entered into a Guaranty Agreement whereby, in exchange for a warrant (the "Warrants") exercisable for five years to purchase 700,000 shares of Common Stock at a price per share of $15.00, WMX agreed, until May 30, 2000, to guarantee indebtedness of the Company in an amount not to exceed $62,000,000 which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The Guaranty Agreement and related guarantees will terminate upon consummation of the Merger described below. In addition, the Company entered into a Standstill and Non-competition Agreement (the "Standstill Agreement") with WMX and its affiliates. As contemplated by the Standstill Agreement, three designees of WMX were elected to the Board of Directors of the Company. Key provisions of the Standstill Agreement will terminate upon the occurrence of the Merger described below.

         On June 17, 1997, the Company acquired all of the issued and outstanding capital stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), from Bennie Smith, Jr., Robert Newberry and Scott Doxey, for an aggregate purchase price of $14,700,000. The purchase price was payable at closing as follows: (i) $9,700,000 in cash and (ii) unsecured promissory notes in the aggregate principal amount of $5,000,000. The Company has agreed to make an additional payment in the year 2000 contingent upon the achievement of certain operating results and other contractual conditions.

         The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated January 15, 1998, by and among the Company, International Technology Corporation ("Parent") and IT-Ohio, Inc. ("Purchaser"). Pursuant to the Merger Agreement, on February 25, 1998 Purchaser, a wholly owned subsidiary of Parent, completed a tender offer (the "Offer") for 13,933,000 shares of Common Stock (each, a "Share" and collectively, the "Shares") at a price of $11.50 per Share, net to the tendering shareholder in cash. The Offer was described in the Tender Offer Statement on Schedule 14D-1 filed by Purchaser on January 16, 1998 with the Securities and Exchange Commission (the "Commission").

         The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions precedent (including the approval of the Merger Agreement by holders of a majority of the outstanding Shares), Purchaser will merge with and into the Company (the "Merger"), and the Company will be the surviving corporation in the Merger, with the result that the Company will become a wholly owned subsidiary of Parent. Based upon the preliminary results of the Offer and on the number of shares of Common Stock outstanding on February 24, 1998, at the effective time of the Merger, each remaining Share outstanding will be converted into the right to receive approximately 1.077 shares of the common stock of Parent and approximately $2.61 in cash.

         James L. Kirk, Joseph R. Kirk, H. Wayne Huizenga and The Huizenga Family Foundation, all shareholders of the Company, have entered into voting agreements whereby they agree to vote their shares of Common Stock in favor of the Merger.

         Pursuant to the Merger Agreement and the Share Repurchase Agreement, dated as of January 15, 1998 and as amended and restated as of February 11, 1998 and as amended and restated as of February 17, 1998 (the "Repurchase Agreement"), by and among the Company, Parent, WMX, Rust and Rust Remedial Services Holding Company Inc., an affiliate of WMX, the Company repurchased from WMX and its affiliates 2,535,381 Shares for $11.50 per Share, concurrently with the payment for Shares pursuant to the Offer (the "Repurchase"), and WMX and its affiliates tendered 7,111,543 Shares in the Offer. Pursuant to the Repurchase Agreement, WMX and its affiliates also agreed to vote all Shares held by them in favor of the Merger. WMX also agreed to cancel, without payment of any separate consideration, the Warrants and any rights it may have to purchase additional shares of Common Stock.

         The Company also has an approximately 40% interest in NSC Corporation ("NSC"), a provider of asbestos abatement and specialty contracting services. Pursuant to the Merger Agreement, the Company will pay a pro rata distribution (the "NSC Distribution") to holders of record of the Shares as of the close of business on February 24, 1998 of all of the shares of Common Stock, par value $0.01 per share, of NSC held by the Company (the "NSC Shares"). The payment date for the NSC Distribution is March 6, 1998, which is the earliest date on which the NSC Distribution may be paid under the Company's Regulations. It is anticipated that the NSC Distribution will be treated as a pro rata taxable redemption that qualifies as a sale or exchange for tax purposes.

OHM'S ENVIRONMENTAL REMEDIATION SERVICES

         The Company assists its clients by providing comprehensive on-site treatment of toxic materials and hazardous wastes. By applying a broad range of biological, chemical, physical, soil vapor extraction and thermal treatment technologies, the Company performs on-site treatment and remediation services for the control, detoxification, decontamination, and volume reduction of hazardous and toxic material. Accordingly, the Company has designed a wide range of modular mobile treatment equipment, which can be used on-site, either independently or in a system, for removing, detoxifying, reducing the volume of, or stabilizing contaminants. This equipment includes thermal destruction units, dewatering presses, filters, separators, ion exchangers, stripping systems and mobile process equipment which apply various physical, chemical and biological technologies to remediate contaminants. Since 1970, the Company has completed approximately 32,000 projects throughout the United States, cleaning up hazardous wastes, removing toxic chemicals from groundwater and cleaning facilities of contaminants.

         The Company endeavors to offer clients an increasingly broad array of on-site treatment services, either on a planned or emergency basis, from its 25 regional offices located throughout the country. The Company places its emphasis upon planned work because of its more predictable resource requirements, and because of its larger potential market. In 1997, planned projects accounted for approximately 99% of the Company's revenue.

         The Company believes that professional project management is a critical element in limiting the significant risks and potential liabilities involved in environmental remediation projects due to the presence of hazardous and toxic substances. The Company has adopted a number of risk management policies and practices including special employee training and health monitoring programs. The Company's health and safety staff establish a safety plan for each project prior to the initiation of work, monitor compliance with the plan and administer the Company's medical monitoring program to staff involved. The Company believes that it has an excellent overall health and safety record.

         The Company believes that designing, developing and implementing solutions to environmental hazards requires an interdisciplinary approach combining practical field experience with remediation processes and technical skills in fields such as chemistry, microbiology, hydrogeology, fluid mechanics, thermodynamics, and geotechnical, biochemical and process engineering. The Company employs scientific and engineering professionals in the environmental services field who enhance the Company's ability to effectively participate in larger, more technically complex remediation projects.

         The Company has significant experience in the commercialization and practical field application of new and existing technologies for the treatment of hazardous wastes, with emphasis on the further development and application of existing technologies.

GOVERNMENT OUTSOURCING MARKET

         Through the Company's acquisition of Beneco, the Company has entered the government outsourcing market for operations, maintenance and construction at federal facilities. Beneco is a leading provider of project, program and construction management services to the DOD, and state and local government agencies. The Beneco acquisition is the first step to leveraging the Company's core competencies into new, high growth service areas, specifically the outsourcing and privatization trend occurring across federal, state and local levels of government. Through Beneco, the Company may offer a service related business of a recurring nature that is not dependent on regulatory enforcement.

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

         Since the beginning of 1991, the Company has been awarded a significant number of government term contracts, and several large projects, with potential values ranging from $10 million to $250 million and terms ranging from one to ten years. Such government term contracts typically are performed by completing remediation work under delivery orders, issued by the contracting government entity, for a large number of small-to-medium-sized projects throughout the geographic area covered by the contract. Such government term contracts do not represent commitments with respect to the amount, if any, that will actually be expended pursuant to such contracts, may generally be canceled, delayed or modified at the sole option of the government, and are subject to annual funding limitations and public sector budget constraints. Accordingly, such government contracts represent the potential dollar value that may be expended under such contracts; therefore, no assurance can be provided that such amounts, if any, will be actually spent on any projects, or of the timing thereof.

         For the fiscal year ended December 31, 1997, 79% of the Company's revenue was derived from federal, state and local government contracts. The Company expects that the percentage of its revenue attributable to such government clients will continue to represent a significant portion of its revenue. In addition to its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include substantial civil and criminal fines and penalties. As a result of its government contracting business, the Company is, has been and may in the future be subject to audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure by the Company to comply with the terms of its government contracts could also result in the Company's suspension or debarment from future government contracts for a significant period of time. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or the Company's suspension or debarment, could have a material adverse effect on the Company's business, particularly in light of the increasing importance to the Company of work for various government agencies.

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

MARKETS AND CUSTOMERS

         The Company provides its services to a broad base of clients in both the private and government sectors. Its private sector clients include large chemical, petroleum, manufacturing, transportation, real estate, electronics, automotive, aerospace and other industrial companies, as well as engineering and consulting firms. The Company has worked for a majority of the

Fortune 100 industrial companies. Historically, the majority of the Company's private sector revenue was derived from projects with values typically less than $1 million in size and less than one year in duration. Revenue from industrial clients for 1997 was $112 million and constituted 21% of the Company's revenue.

         In the government sector, the market for the Company's services primarily consists of federal government agencies. The Company has been a prime contractor to the EPA since 1984 under Emergency Response Cleanup Services ("ERCS") contracts administered under the Superfund Removal Program. In addition, through site specific and term contracts, the Company provides its services to the DOD, including USACE, the U.S. Departments of the Navy, Air Force and Army, at DOE facilities and to state and local governments. Revenue from government agencies in 1997 aggregated $415.1 million and accounted for 79% of revenue, of which the Department of the Navy and the USACE accounted for approximately $158.9 million or 30% and $120.5 million or 23% of revenue, respectively.

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

EMPLOYEES

         The Company had approximately 2,800 employees at December 31, 1997. Five employees of the Company were covered by collective bargaining agreements. The Company considers relations with its employees to be satisfactory.

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

REGULATION

         The environmental services business, including the remediation services segment of the industry, has benefited from extensive federal and state regulation of environmental matters. On the other hand, the Company's environmental services are also subject to extensive federal and state legislation as well as regulation by the EPA, the OSHA and applicable state and local regulatory agencies. All facets of the Company's business are conducted in the context of a rapidly developing and changing statutory and regulatory framework and an aggressive enforcement and regulatory posture. The full impact of these laws and regulations, and the enforcement thereof, on the Company's business is difficult to predict, principally due to the complexity of the relatively new legislation, new and changing regulations, and the impact of governmental and economic pressures. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action.

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

         The statutory funding mechanism of CERCLA is comprised of contributions from the general revenue and tax on petrochemical feedstocks. The CERCLA tax expired December 31, 1995. However, an additional $1.5 billion was appropriated for fiscal year 1998 and the authority to use the funds has been extended through September 30, 1998. Additionally, EPA has a large amount of appropriated, unobligated funds which are projected by the Congressional Budget Office to be sufficient for EPA to continue operating at current levels for approximately two years. In addition, under the Administration's current budget proposal, an additional $650 million will become available whether or not Superfund reauthorization legislation has been passed in Congress.

         Bills to reauthorize Superfund have been introduced in both the Senate and the House. Support for environmental programs remains strong in the Executive

Branch. President Clinton's fiscal year 1999 budget included increases in funding for all EPA, Department of Defense and Department of Energy environmental programs.

         Despite the priority given by the Administration to Reauthorization of Superfund, and the history of Congress never to allow an actual lapse in the tax, the perceived potential for this occurrence adversely impacts the environmental industry due to resultant funding uncertainties. Additional uncertainties arise from significant changes being considered for Superfund, including shifting the current preference for permanent treatment to a wider acceptance of containment and other engineering/institutional controls. This change could lead to smaller volumes of waste being treated on-site, and the potential to qualify for less stringent remedies could cause clients to delay the initiation of remediation projects. However, many of the proposed changes to Superfund are beneficial to the environmental remediation industry, including doubling the dollar amount and time period in which emergency removal actions take place, increasing contractor indemnification protections, streamlining the study phase of the process to accelerate actual remediation, and creating incentives for brownfield cleanups.

         The Resource Conservation and Recovery Act of 1976, as amended in 1984 ("RCRA"), is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA, or EPA-approved state programs often more stringent, govern waste handling activities involving wastes classified as "hazardous." Under RCRA, liability and stringent operating requirements are imposed on a person who is either a "generator" or "transporter" of hazardous wastes, or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. The EPA has issued regulations under RCRA for hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training, emergency preparedness and response standards, and requirements for closure, continuing financial responsibility, manifesting, recordkeeping and reporting. The Company's clients remain responsible by law for the generation or transportation of hazardous wastes or ownership or operation of hazardous waste treatment, storage or disposal facilities. Although the Company does not believe its conduct in performing environmental remediation services would cause it to be considered liable as an owner or operator of a hazardous waste treatment, storage or disposal facility, or a generator or transporter of hazardous wastes under RCRA, RCRA and similar state statutes regulate the Company's practices for the treatment, transportation and other handling of hazardous materials, and substantial fines and penalties may be imposed for any violation of such statutes and the regulations thereunder.

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

BACKLOG AND POTENTIAL VALUE OF TERM CONTRACTS

         The following table lists at the dates indicated (i) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):


                                                                December 31,
                                                                ------------
                                                   1997                   1996              1995
                                                   ----                   ----              ----
Backlog                                      $    332,000             $   375,000       $   445,000
Term contracts                                  1,509,000               1,401,000         1,531,000
                                             ------------             -----------       -----------
         Total contract backlog              $  1,841,000              $1,776,000        $1,976,000
                                             ============              ==========        ==========

         Backlog. In accordance with industry practice, substantially all of the Company's contracts in backlog may be terminated at the convenience of the client. In addition, the amount of the Company's backlog is subject to changes in the scope of services to be provided under any given contract. The Company estimates that approximately 80% of the backlog at December 31, 1997 will be realized within the next year.

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

NSC INVESTMENT

         NSC is a provider of asbestos-abatement and other specialty contracting services to a broad range of commercial, industrial and institutional clients located throughout the United States. NSC provides asbestos-abatement services through two of its wholly-owned subsidiaries, National Surface Cleaning, Inc. and National Service Cleaning Corp.; demolition and dismantling services through its wholly-owned subsidiary, Olshan Demolishing Management, Inc. ("ODMI"); and specialty coatings application and lead paint-abatement through its wholly-owned subsidiary, NSC Specialty Coatings, Inc. In May 1993, the Company's investment in NSC was reduced from 70% to 40% as a result of NSC's purchase of the asbestos abatement division of The Brand Companies, Inc., an affiliate of WMX, in exchange for its industrial cleaning and maintenance business and the issuance of 4,010,000 shares of NSC common stock. In April 1995, NSC entered into an agreement with Rust under which NSC, through ODMI, assumed the management of Olshan Demolishing Company, a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market. Rust owns another 40% of NSC and the remaining 20% is publicly held.

         An asbestos-abatement or demolition and dismantling program is focused on meeting the needs of the facility owner or operator to manage properly the financial, regulatory and safety-related risks associated with a demolition or asbestos project. NSC's removal and demolition services require the coordination of several processes: marketing, bidding and contracting, project management, health and safety programs, and the actual asbestos removal or dismantling and demolition. NSC management maintains administrative and operational control over all phases of a project, from estimating and bidding through project completion.

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

         The Company has historically accounted for its investment in NSC on the equity method. The Company now intends to divest its 40% share of NSC and recorded a writedown of the investment in the second quarter of 1997. The investment in NSC is now accounted for as an asset held for sale.

         NSC's Board of Directors declared and NSC paid a cash dividend of $602,000 to the Company for each of the years ended December 31, 1997, 1996 and 1995. While NSC's Board of Directors has not established a policy concerning payment of regular dividends, it has stated its intention to review annually the feasibility of declaring additional dividends depending upon the results of NSC's operations and the financial condition and cash needs of NSC.

          Pursuant to the Merger Agreement, the Company will pay the NSC Distribution of NSC Shares to holders of record of the Shares as of the close of business on February 24, 1998. The payment date for the NSC Distribution is March 6, 1998, which is the earliest date on which the NSC Distribution may be paid under the Company's Regulations. It is anticipated that the NSC Distribution will be treated as a pro rata taxable redemption that qualifies as a sale or exchange for tax purposes.

ITEM 2.  PROPERTIES

         The Company currently owns property in four states and leases property in 19 states and the District of Columbia. The property owned by the Company includes approximately 26 acres in Findlay, Ohio, upon which are located the Company's 37,500 square foot corporate headquarters, a 39,600 square foot laboratory and technical facility, a 20,000 square foot support services facility, as well as its fabrication, maintenance and remediation service center and training facilities. The Company also owns remediation service centers in Covington, Georgia (approximately ten acres of land and an 8,200 square foot building), Clermont, Florida (approximately five acres of land and a 6,500 square foot building) and Salt Lake City, Utah (approximately one third acre of land and a 6,097 square foot building).

         The Company operates other offices and remediation service centers in the following states: Alaska, Arizona, California, Colorado, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Iowa, Louisiana, Massachusetts, Minnesota, Missouri, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington. All of these offices and service center facilities are leased. Under these leases, the Company is required to pay base rentals, real estate taxes, utilities and other operating expenses. Annual rental payments for the remediation service centers and office properties are approximately $5,000,000.

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

         Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded and for other matters in litigation or other claims and disputes. There is, however, always risk and uncertainty in pursuing and defending litigation and arbitration proceedings in the course of the Company's remediation business and, notwithstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse impact upon the Company's consolidated future results of operations or financial condition. In addition to the above, the Company is subject to a number of claims and lawsuits in the ordinary course of its business. In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse impact upon the Company's consolidated financial position or the results of future operations.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded on The New York Stock Exchange under the symbol "OHM." The table sets forth by quarter, for the last two fiscal years, the high and low sales prices of the Company's common stock on The New York Stock Exchange Composite Tape as reported by The Wall Street Journal (Midwest Edition):


                                               Market Price
                                               ------------
                                          High                Low
                                          ----                ---
1997
First                                    9                  7 3/4
Second                                   8 5/8              7 3/8
Third                                    8 7/16             6 13/16
Fourth                                   9 5/16             7 7/16
1996
First                                    8 1/8              7
Second                                   9 1/4              7 1/4
Third                                    7 7/8              6 1/2
Fourth                                   9                  7

NOTE:

           (1) As of December 31, 1997, the Company has approximately 739 shareholders of record.

           (2) The Company has not declared any cash dividends on its Common Stock and has bank covenants that restrict the amount of cash dividends that can be paid in the future. See "Note 7 to the Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

(a) The Five Year Summary of Results of Operations for each of the five years ended December 31 is set forth below:


                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                           1997        1996        1995        1994        1993
                                                                           ----        ----        ----        ----        ----
                                                                                        (In Thousands, Except Per Share Data)


Revenue                                                                  $526,691    $550,984    $457,925    $323,381    $242,401
  Cost of services                                                        454,556     478,924     393,149     296,159     202,341
                                                                         --------    --------    --------    --------    --------
Gross Profit                                                               72,135      72,060      64,776      27,222      40,060
  Claims settlement cost and other                                         37,877        ----        ----        ----        ----
  Selling, general and administrative expenses                             46,060      49,250      45,223      32,281      27,110
                                                                                                             --------    --------
Operating (Loss) Income                                                   (11,802)     22,810      19,553      (5,059)     12,950
                                                                         --------    --------    --------    --------    --------
Other (Income) Expenses:
  Investment income                                                          (389)       (124)       (849)        (28)        (28)
  Interest expense                                                          5,186       7,087      10,413       9,177       7,748
  Equity in net earnings of affiliates' continuing operations                (185)       (748)       (287)     (1,032)     (1,600)
  Write-down of investment in NSC Corporation                              14,949        ----        ----        ----        ----
  Miscellaneous (income) expense                                              276        (296)        (72)        898         341
                                                                         --------    --------    --------    --------    --------
                                                                           19,837       5,919       9,205       9,015       6,461

(Loss) Income From Continuing Operations Before Income Taxes (Benefit)    (31,639)     16,891      10,348     (14,074)      6,489
  Income taxes (benefit)                                                  (10,442)      5,376       3,541      (6,458)      2,082
                                                                         --------    --------    --------    --------    --------
Net (Loss) Income                                                        $(21,197)   $ 11,515    $  6,807    $ (7,616)   $  4,407
                                                                         ========    ========    ========    ========    ========

Net (Loss) Income Per Common Share                                       $  (0.78)   $   0.43    $   0.31    $  (0.49)   $   0.36
                                                                         ========    ========    ========    ========    ========

Weighted Average Common Shares                                             27,210      26,820      22,211      15,582      12,250
                                                                         ========    ========    ========    ========    ========

Net (Loss) Income Per Common Share--Assuming Dilution                    $  (0.78)   $   0.43    $   0.30    $  (0.49)   $   0.35
                                                                         ========    ========    ========    ========    ========

Adjusted Weighted Average Common Shares--Assuming Dilution                 27,210      26,840      22,413      15,582      12,454
                                                                         ========    ========    ========    ========    ========

NOTES:

         (1) Special charges include: (i) for the year ended December 31, 1997, the Company recorded a $22,726,000 charge (net of income tax benefit of $15,151,000) for the settlement and write-down of certain claims and litigation, establishment of reserves for the consolidation of certain laboratory and operational functions. In addition, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit) charge to reduce the carrying value of its NSC investment to reflect the likely value to be realized given the Company's intention to divest this investment; (ii) for the year ended December 31, 1995, the Company recorded a $2,312,000 charge (net of income tax benefit of $1,542,000) for integration costs related to the acquisition of the hazardous and nuclear waste remediation service business (the "Division") of Rust International Inc. ("Rust"); and (iii) for the year ended December 31, 1994, the Company recorded a special charge of $15,000,000 (net of income tax benefit of $10,000,000) to establish a reserve for accounts receivable, primarily where such accounts are in litigation.

         (2) Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), for an aggregate purchase price of $14,700,000. The acquisition of Beneco has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997. The Company's consolidated financial statements for the year ended December 31, 1997 include the results of Beneco since June 1, 1997.
                See "Note 2 to the Consolidated Financial Statements."

         (3) On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the Division of Rust in exchange for 9,668,000 shares of Common Stock of the Company, or approximately 37% of the outstanding shares of the Company's Common Stock. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. The Company's consolidated financial statements for the year ended December 31, 1995, include the results of operations for the Division since May 30, 1995. See "Note 2 to the Consolidated Financial Statements."

(b) The Five Year Summary of Financial Position as of December 31 is set forth below (In thousands):


                                                                            December 31,
                                                                            ------------
                                             1997               1996               1995              1994               1993
                                             ----               ----               ----              ----               ----

Working capital                          $   77,058         $   94,342         $  129,156         $  116,464         $   69,985
Total assets                                319,779            336,537            376,506            272,546            215,357
Long-term debt                               50,041             52,972            104,111            127,279             71,113
Shareholders' equity                        156,896            174,572            160,492             76,920             82,743

NOTE:
         (1) The Company has not declared any cash dividends on its Common Stock and is restricted by bank covenants from the payment of cash dividends in the future. See "Note 7 to the Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      RESULTS OF OPERATIONS
                                     GENERAL

         The Company is a diversified services firm which provides a broad range of outsourced services including environmental remediation and project, program and construction management services to government and private sector clients located primarily in the United States. The timing of the Company's revenue is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenue is also affected by the timing of its clients' planned remediation activities which generally increase during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year have historically been lower than for the third and fourth quarters, although there can be no assurance that this will occur in future years. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

         See Part I, Item 1 for a description of the Merger, the Offer and the NSC Distribution.

         In connection with the Company's entry into the Merger Agreement and by resolution of the Company's Board of Directors, the Company's 1986 Stock Option Plan and the Company's Nonqualified Stock Option Plan for Directors were amended to immediately vest each non-vested stock option issued under such plans and to give each of the option holders the right to cancel their options in exchange for a cash payment equal to the difference between $11.50 per share and the respective exercise price of each option. In addition, the Company's Board of Directors took action to allow holders of the restricted stock issued under the Company's Incentive Stock Plan to tender such stock in the Offer. As a result of the above actions, the Company will incur up to $9,400,000 of compensation expense during the first quarter of 1998 if all of the stock option holders elect to receive the cash payment for their outstanding options.

         The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction of various conditions, including, without limitation: (i) the approval by the stockholders of Parent for the issuance of shares of Parent Common Stock pursuant to the Merger Agreement, and
(ii) the approval of the Merger Agreement and the Merger by the shareholders of the Company. The Company received early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act during January 1998. See "Business -- Overview."

         The accompanying financial statements were prepared assuming the Company would continue operations independently and do not anticipate adjustments which may be required as a result of the Merger. The Merger will be accounted for using the purchase method and as a result may impact the carrying value of certain of the Company's assets and liabilities.

         Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc. ("Beneco"), a Utah corporation, for an aggregate purchase price of $14,700,000. The purchase price consisted of a $9,700,000 cash payment and $5,000,000 of unsecured promissory notes. The Company has agreed to make an additional payment in the year 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense ("DOD") and other government agencies throughout the United States. The acquisition of Beneco has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997. The Company's consolidated statements of operations include the results of operations for Beneco since June 1, 1997. See "Note 2 to the Consolidated Financial Statements."

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the "Division") of Rust in exchange for 9,668,000 shares of Common Stock of the Company, or approximately 37% of the outstanding shares of the Company's Common Stock. In exchange for the Warrants WMX provided the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. The acquisition of the Division has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of May 30, 1995. See "Note 2 to the Consolidated Financial Statements." The Company's consolidated financial statements include the results of operations for the Division since May 30, 1995. See Item 1 and
Item 13 for a discussion of the Standstill Agreement.

TWELVE MONTHS ENDED DECEMBER 31, 1997 VS. TWELVE MONTHS ENDED DECEMBER 31, 1996

       Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1997 and 1996 (in thousands, except percentages):

                                                  1997                         1996
                                                  ----                         ----

Federal, State, and Local Government           $414,735         79%           $426,256         77%
Industrial                                      111,956          21            124,728          23
                                               --------        ----          ---------        ----
       Total Revenue                           $526,691        100%           $550,984        100%
                                               ========        ===            ========        ===

         Total revenue for the year ended December 31, 1997, decreased 4% to $526,691,000 from $550,984,000 in 1996. Such decrease in revenue is primarily due to decreased environmental remediation revenues from government and industrial sector clients, partially offset by revenue from Beneco which was acquired effective June 1, 1997 and has been included in the results of operations since such time. The Company derives a substantial portion of its revenue from the government sector and believes that such revenue will continue to be its primary source of revenue for the foreseeable future. See "Business -- Backlog and Potential Value of Term Contracts" and "Environmental Matters and Government Contracting" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Revenue from government agencies for the twelve months ended December 31, 1997 decreased $11,521,000 or 3% from $426,256,000 in 1996. Revenues from government agencies was negatively impacted by a decline in revenue from the Company's environmental remediation services business, which was offset by the acquisition of Beneco. The environmental remediation business experienced a decrease in revenue from the Company's term contracts with the United States Air Force ("Air Force") and the United States Navy ("Navy"). In addition, the Company has experienced a significant decrease in revenue from its site specific thermal incineration project in Holbrook, Massachusetts with the United States Army Corps of Engineers ("USACE") as the project nears its completion. Such decreases were partially offset by an increase in revenue from the Company's term contracts with the USACE and various state and local governments. The Company expects to continue to receive funding under its federal contracts in the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various DOD agencies, as well as the Department of Energy ("DOE"). However, no assurance can be given that the Company will be awarded any new contracts with the DOD or DOE. In addition, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced a $12,772,000 or 10% decrease in revenue from industrial clients for the year ended December 31, 1997 as compared to 1996. The Company believes that demand for its services from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization will continue to have a material adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. The result of decreased demand from the industrial sector has increased the competitive pressures on the contracts available for bid from the industrial market. The Company has been very selective in bidding industrial contracts and has established specific minimum criteria on profitability and risk in determining whether or not to compete for any given contract. The Company expects the current market conditions to continue in the industrial sector into the foreseeable future.

         Cost of Services and Gross Profit. Cost of services for the year ended December 31, 1997 decreased 5% to $454,556,000 from $478,924,000 in 1996. Cost of services as a percentage of revenue decreased to 86% for the year ended December 31, 1997 from 87% for 1996. Gross profit increased $75,000 to $72,135,000 in 1997 from $72,060,000 in 1996. Gross profit as a percentage of revenue increased to 14% for the year ended December 31, 1997 from 13% in 1996. The Company's cost of services and gross profit during 1997 was favorably impacted by the following: (i) actions taken by the Company to lessen the use of subcontractors on its government cost reimbursable projects as the amount of mark-up the Company receives on subcontractors is minimal, (ii) cost reduction actions taken during the second quarter of 1997 to reduce the indirect cost of services through the consolidation of certain of the Company's operational and laboratory functions, and (iii) the acquisition of Beneco. Such improvements were partially offset by decreased gross profit from competitive market conditions on projects performed for the industrial sector.

         Claims Settlement Costs and Other. During the second quarter of 1997, the Company settled litigation that was pending involving Citgo Petroleum Corporation ("Citgo"), Oxy USA Inc., and Occidental Oil & Gas (collectively "Oxy") relating to a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. Under the terms of the settlement with Citgo and Oxy, the Company received a cash payment of $14,346,000. As a result of an unfavorable binding arbitration decision on the dispute between the Company and Separation and Recovery Systems, Inc. ("SRS") arising out of the Company's termination of SRS' subcontract for services at a project in Cincinnati, Ohio, SRS was awarded $2,400,000 in damages. The settlement and write-down of the aforementioned claims and litigation, together with other receivables and the establishment of reserves for the consolidation of certain laboratory and operational functions, resulted in the Company recording a charge of $37,877,000 pre-tax, $22,726,000 after-tax.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses for the year ended December 31, 1997 decreased 7% to $46,060,000 from $49,250,000 in 1996. SGA expense as a percentage of revenue was 9% for both the years ended December 31, 1997 and 1996. SGA expense was favorably impacted during 1997 by the consolidation of certain operational functions during the second quarter of 1997. During 1997 and 1996, the Company made substantial investments in personnel and systems in support of its government contracts and related compliance issues. Such investments will continue in light of the Company's dependence on federal government contracts.

         Interest expense. Interest expense, net of investment income, decreased 31% to $4,797,000 for the year ended December 31, 1997 from $6,963,000 for 1996.
The decrease in interest expense is a result of a decrease in the average borrowings outstanding under the Company's revolving credit agreement during 1997 when compared to 1996. Such decease is primarily the result of the Company utilizing lease lines of credit for purchases and financing of certain of its operational equipment as well as improvements made in the Company's cash management procedures and systems which decreased its working capital investment.

         Write-down of Investment in NSC. During the second quarter of 1997, the Company wrote down its investment in NSC to the expected net realizable value and plans to divest its 40% share of NSC. As a result, the Company recorded a $14,949,000 pre-tax, $12,089,000 after tax, charge during the second quarter of 1997, to reduce the carrying value of its NSC investment and to account for it as an asset held for sale. Subsequently, the Company has decided to distribute to its common stock shareholders its shares of NSC common stock pursuant to the Merger Agreement.

         Net (loss) Income. Net loss for the year ended December 31, 1997 was $21,197,000 or $0.78 per share compared to net income of $11,515,000 or $0.43 per share in 1996. The decrease in net income is primarily due to the settlement of claims and the write-down of the Company's investment in NSC, partially offset by other factors discussed above.

TWELVE MONTHS ENDED DECEMBER 31, 1996 VS. TWELVE MONTHS ENDED DECEMBER 31, 1995

         Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1996 and 1995 (in thousands, except percentages):


                                                         1996                         1995
                                                         ----                         ----

Federal, State, and Local Government                  $426,256         77%        $349,052            76%
Industrial                                             124,728         23          108,873            24
                                                      --------        ---         --------           ---
         Total Revenue                                $550,984        100%        $457,925           100%
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

         Revenue from government agencies for the twelve months ended December 31, 1996 increased $77,204,000 or 22% from $349,052,000 in 1995. This improvement resulted primarily from an increase in revenue from the Company's term contracts with the Air Force, the USACE, the DOE and the Navy. Such increases were partially offset by a decrease in revenue from state and local governments and the Environmental Protection Agency ("EPA") during 1996. The federal government shutdown during the first quarter of 1996 negatively impacted the Company's revenue from the EPA and delayed delivery orders issued under the Company's existing federal term contracts.

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

         Selling, General and Administrative Expenses. SGA expense increased 9% to $49,250,000 from $45,223,000 in 1995. SGA expenses for the year ended December 31, 1995 included a $3,854,000 pre-tax, $2,312,000 after-tax, charge for integration costs related to the acquisition of the Division. The charge was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company. Without such charge, SGA expenses increased 19% primarily as a result of the acquisition of the Division and the growth in revenue. In addition, the Company has made a substantial investment in personnel and systems in support of its government contracts and related compliance issues. SGA expense as a percent of revenue was 9% for the twelve months ended December 31, 1996 and 1995, exclusive of the integration charge recorded in 1995.

         Interest expense. Interest expense, net of investment income, decreased 27% to $6,963,000 for the year ended December 31, 1996 from $9,564,000 for 1995.
The decrease in interest expense was a result of a decrease in the average borrowings outstanding, as well as interest rates charged, under the Company's revolving credit agreement during 1996 compared to 1995. The decrease in interest rates charged under the revolving credit agreement primarily is a result of the WMX guarantee of the Company's debt in exchange for the warrant described above. Upon successful completion of the aforementioned merger with IT, such debt guarantee will be terminated. Investment income for the twelve months ended December 31, 1995 included income earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division. Such receivables were paid to the Company on September 30, 1995.

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

         Net Income. Net income for the year ended December 31, 1996 was $11,515,000 or $0.43 per share compared to $6,807,000 or $0.30 per share in 1995. The improvement in net income is primarily due to increased revenue, the integration charge recorded during 1995, decreased interest expense as well as the other factors discussed above.

(b)      LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Upon successful completion of the Merger, such debt guarantee will be terminated. See "Note 2 to the Consolidated Financial Statements." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The Company had no cash borrowing under the revolving credit facility at December 31, 1997 and 1996. Aggregate letters of credit outstanding at December 31, 1997 and 1996 were $13,300,000 and $12,223,000, respectively.

         Capital expenditures for the years ended December 31, 1997, 1996, and 1995 were $18,036,000, $23,279,000, and $14,276,000, respectively. The Company's capital expenditures are primarily related to the purchase of heavy construction equipment the fabrication of custom equipment by the Company for the execution of remediation projects and the installation of computer systems and related equipment. Capital expenditures for fiscal year 1998 are expected to range between $10,000,000 and $15,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

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

(d)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 requires separate reporting of certain items, already disclosed by the Company, affecting shareholders' equity outside of those included in arriving at net earnings. Statement No. 131, effective for fiscal 1999, establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require a change in the Company's financial reporting, however, the extent of this change, if any, has not been determined.

(e)      DEFERRED TAX ASSETS

         The Company has recorded a valuation allowance for its deferred tax assets to the extent that the Company believes such deferred tax assets may not be realized. With respect to deferred tax assets for which a valuation allowance has not been established, the Company believes it will realize the benefit of these assets through the reversal of taxable temporary differences and future income. The Company believes that the future taxable income of approximately $67,000,000 necessary to realize the deferred tax assets is more likely than not to occur because of its substantial backlog and term contracts from which the Company has historically realized sufficient margin to produce consolidated net income. The principal uncertainty of realization of the deferred tax assets is the Company's ability to convert its backlog to revenue and margin. See "Business -- Backlog and Potential Value of Term Contracts" and "Environmental Matters and Government Contracting" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the realizability of its deferred tax assets quarterly and assesses the need for any change in the valuation allowance. See "Note 9 to the Consolidated Financial Statements."

(f)      IMPACT OF YEAR 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has completed an assessment and will have to modify or replace portions of its software. The Company believes the cost to modify or replace such software will be minimal and will not have a material adverse impact upon the Company's future results of operations or financial condition.

(g)      ENVIRONMENTAL MATTERS AND GOVERNMENT CONTRACTING

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

(h)      FORWARD LOOKING STATEMENTS

         All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in "Business -- Environmental Contractor Risks," "Business -- Regulation," "-- Results of Operation," "--Environmental Matters and Government Contracting," "Note 1 to Consolidated Financial Statements" and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. In addition, these risks and uncertainties include, without limitation, (i) the potential for fluctuations in funding of backlog,
(ii) weather conditions affecting or delaying the Company's ability to perform or complete the services required by its contracts, (iii) the Company's ability to be awarded new contracts in its target markets or its ability to expand existing contracts, (iv) other industry-wide market factors, including the timing of client's planned remediation activities, and (v) interpretation or enforcement by federal, state or local regulators of existing environmental regulations. Also, there is always risk and uncertainty in pursuing and defending litigation, arbitration proceedings and claims in the course of the Company's business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements.

These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-K. The Company undertakes no obligation to revise publicly these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Commission pursuant to the Exchange Act that are incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and supplementary quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1997, 1996 and 1995, are set forth on pages 19 through 37.

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1997               1996
                                                                                               ----               ----

                                                          ASSETS

Current Assets:
  Cash and cash equivalents                                                                  $  31,784          $  14,002
  Accounts receivable                                                                           70,627             85,461
  Costs and estimated earnings on contracts in process in excess of billings                    47,774             56,303
  Materials and supply inventory, at cost                                                       13,285             13,899
  Prepaid expenses and other assets                                                             10,950             17,274
  Deferred income taxes                                                                         11,166             10,513
  Refundable income taxes                                                                          259                493
                                                                                             ---------          ---------
                                                                                               185,845            197,945
                                                                                             ---------          ---------
Property and Equipment, net                                                                     56,610             70,521
                                                                                             ---------          ---------
Other Noncurrent Assets:
  Investment in affiliated company                                                               8,421             23,185
  Intangible assets relating to acquired businesses, net                                        46,364             33,534
  Deferred debt issuance and financing costs                                                     1,114              1,412
  Deferred income taxes                                                                         15,677              3,563
  Other assets                                                                                   5,748              6,377
                                                                                             ---------          ---------
                                                                                                77,324             68,071
                                                                                             ---------          ---------
          Total Assets                                                                       $ 319,779          $ 336,537
                                                                                             =========          =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                           $  72,692          $  69,230
  Billings on contracts in process in excess of costs and estimated earnings                     1,530                897
  Accrued compensation and related taxes                                                         8,646              6,528
  Federal, state and local taxes                                                                    86                150
  Other accrued liabilities                                                                     17,769             21,477
  Current notes payable                                                                          5,000               ----
  Current portion of noncurrent liabilities                                                      3,064              5,321
                                                                                             ---------          ---------
                                                                                               108,787            103,603
                                                                                             ---------          ---------
Noncurrent Liabilities:
  Long-term debt                                                                                50,041             52,972
  Deferred gain from sale leaseback of equipment                                                 2,890              4,484
  Capital leases                                                                                    65                 32
  Pension agreement                                                                              1,100                874
                                                                                             ---------          ---------
                                                                                                54,096             58,362
                                                                                             ---------          ---------
Commitments and Contingencies                                                                       --                 --
Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares authorized;
    none issued and outstanding                                                                     --                 --
  Common stock, $.10 par value, 50,000,000 shares authorized;
    shares issued:  1997 - 27,425,046; 1996 - 26,992,140                                         2,742              2,699
  Additional paid-in capital                                                                   142,453            138,989
  Retained earnings                                                                             11,701             32,884
                                                                                             ---------          ---------
                                                                                               156,896            174,572
                                                                                             ---------          ---------
           Total Liabilities and Shareholders' Equity                                        $ 319,779         $  336,537
                                                                                             =========         ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                             1997               1996               1995
                                                                             ----               ----               ----
Revenue                                                                    $ 526,691          $ 550,984          $ 457,925
  Cost of services                                                           454,556            478,924            393,149
                                                                           ---------          ---------          ---------
Gross Profit                                                                  72,135             72,060             64,776
  Claims settlement costs and other                                           37,877                 --                 --
  Selling, general and administrative expenses                                46,060             49,250             45,223
                                                                           ---------          ---------          ---------
Operating (Loss) Income                                                      (11,802)            22,810             19,553
                                                                           ---------          ---------          ---------
Other (Income) Expenses:
  Investment income                                                             (389)              (124)              (849)
  Interest expense                                                             5,186              7,087             10,413
  Equity in net earnings of affiliate                                           (185)              (748)              (287)
  Write-down of investment in NSC Corporation                                 14,949                 --                 --
  Miscellaneous (income) expenses                                                276               (296)               (72)
                                                                           ---------          ---------          ---------
                                                                              19,837              5,919              9,205
                                                                           ---------          ---------          ---------
(Loss) Income Before Income Taxes (Benefit)                                  (31,639)            16,891             10,348
  Income taxes (Benefit)                                                     (10,442)             5,376              3,541
                                                                           ---------          ---------          ---------
Net (Loss) Income                                                          $ (21,197)         $  11,515          $   6,807
                                                                           =========          =========          =========

Net (Loss) Income Per Common Share                                         $    0.43          $    0.31          $   (0.78)
                                                                           =========          =========          =========

Weighted-Average Common Shares                                                27,210             26,820             22,211
                                                                           =========          =========          =========

Net (Loss) Income Per Common Share--Assuming Dilution                      $    (0.78)        $    0.43          $    0.30
                                                                           ==========         =========          =========

Adjusted Weighted-Average Common Shares--Assuming Dilution                    27,210             26,840             22,413
                                                                           =========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 Common Stock
                                                 ------------          Additional                     Cumulative
                                              Number of                  Paid-In           Retained   Translation      Treasury
                                               Shares      Amount        Capital           Earnings   Adjustments        Stock
                                               ------      ------        -------           --------   -----------        -----

BALANCE AT JANUARY 1, 1995                   15,848,089    $1,584       $ 63,294            $14,656     $ (58)          $(2,556)
Proceeds from sale of 1,000,000 shares
  common stock, less issuance
  expenses of $25,000                         1,000,000       100          9,875
Shares issued for the acquisition
  of the Division                             9,668,000       967         61,149
Issuance of common stock warrants                                          1,372
Stock options exercised, 211,624
  shares reissued from treasury                                             (861)                                        2,556
Shares issued for stock options                  37,921         4            776
Shares issued for 401(k) plan funding            93,067         9            823
Deferred translation adjustments                                                                           (5)
Net income                                                                                    6,807
                                             ----------    ------       --------            -------     -----           ------
BALANCE AT DECEMBER 31, 1995                 26,647,077     2,664        136,428             21,463       (63)              --
Shares issued for 401(k) plan funding           345,063        35          2,561
Deferred translation adjustments                                                                          (31)
Net income                                                                                   11,515
                                             ----------    ------       --------            -------     -----           ------
BALANCE AT DECEMBER 31, 1996                 26,992,140     2,699        138,989             32,978       (94)              --
Shares issued for 401(k) plan funding           326,711        32          2,658
Shares issued for stock options                 106,195        11            806
Deferred translation adjustments                                                                           14
Net income                                                                                  (21,197)
                                             ----------    ------       --------            -------     -----           ------
BALANCE AT DECEMBER 31, 1997                 27,425,046    $2,742       $142,453            $11,781     $ (80)          $   --
                                             ==========    ======       ========            =======     =====           ======

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                               1997               1996               1995
                                                                               ----               ----               ----
Cash flows from operating activities:
  Net (loss) income                                                         $ (21,197)         $  11,515          $   6,807
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization                                              13,131             19,963             10,652
    Amortization of other noncurrent assets                                     3,139              3,332              2,916
    Deferred income taxes                                                     (10,442)             5,335              3,483
    (Gain) loss on sale of property and equipment                              (1,705)              (206)               423
    Equity in net earnings of affiliate, net of dividends received               (185)              (147)               314
    Writedown of investment in affiliated company                              14,949                 --                 --
    Deferred translation adjustments and other                                   (568)            (1,305)            (1,881)
  Changes in current assets and liabilities:
    Accounts receivable                                                        19,034             13,622             10,049
    Costs and estimated earnings on contracts
      in process in excess of billings                                          8,529             11,972            (10,278)
    Materials and supply inventory                                                614             (2,068)            (1,732)
    Prepaid expenses and other assets                                           6,324             (8,125)              (206)
    Refundable income taxes and other                                             234                (92)              (196)
    Accounts payable                                                           (1,864)             2,949              3,907
    Billings on contracts in process in excess
      of costs and estimated earnings                                             633               (490)            (1,019)
    Accrued compensation and related taxes                                      1,638               (512)               476
    Federal, state and local income taxes                                         (64)               (50)                98
    Other accrued liabilities                                                  (7,504)           (11,286)            (4,416)
                                                                            ---------          ---------          ---------
          Net cash flows provided by operating activities                      24,696             44,407             19,397
                                                                            ---------          ---------          ---------
Cash flows from investing activities:
  Purchases of property and equipment                                         (18,036)           (23,279)           (14,276)
  Proceeds from sale of property and equipment                                  1,908              4,612              3,813
  Proceeds from sale and leaseback of equipment                                21,800             12,850                 --
  Cash (used) acquired from purchase
      of business, net of acquisition costs                                    (7,092)                --             13,527
  Decrease (increase) in receivable from affiliated company                        --             15,000             (6,695)
  Increase in other noncurrent assets                                          (1,090)            (1,140)              (589)
                                                                            ---------          ---------          ---------
          Net cash (used in) provided by investing activities                  (2,510)             8,043             (4,220)
                                                                            ---------          ---------          ---------
Cash flows from financing activities:
  Increase in long-term debt                                                        8                204              2,209
  Payments on long-term debt and capital leases                                (7,802)           (10,230)            (8,691)
  Proceeds from borrowing under revolving credit agreement                    187,554            202,300            159,900
                                                                                                              -------------
  Payments on revolving credit agreement                                     (187,554)          (244,400)          (175,500)
  Proceeds from private placement of common stock                                  --                 --              9,975
  Common Stock issued for 401(k) funding and stock options                      3,507              2,597              1,612
  Payments on pension agreement                                                  (117)              (124)              (102)
  Reissuance of treasury stock                                                     --                 --              1,695
                                                                            ---------          ---------          ---------
          Net cash (used in) financing activities                              (4,404)           (49,653)            (8,902)
                                                                            ---------          ---------          ---------
          Net increase in cash and cash equivalents                            17,782              2,797              6,275
Cash and cash equivalents at beginning of year                                 14,002             11,205              4,930
                                                                            ---------          ---------          ---------
Cash and cash equivalents at end of year                                    $  31,784          $  14,002          $  11,205
                                                                            =========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of OHM Corporation (the "Company") and its subsidiaries. The Company's investment in 40% of the outstanding common stock of NSC Corporation ("NSC") has historically been accounted for on the equity method until the second quarter of 1997 and is now accounted for as an asset held for sale. See "Note 17 - Special Charges" and "Note 19 - Subsequent Events" regarding disposition of the NSC investment. All material intercompany transactions and balances among the consolidated group have been eliminated in consolidation.

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 requires separate reporting of certain items, already disclosed by the Company, affecting shareholders' equity outside of those included in arriving at net earnings. Statement No. 131, effective for fiscal 1999, establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require a change in the Company's financial reporting, however, the extent of this change, if any, has not been determined.

         USE OF ESTIMATES. The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

         RISKS AND UNCERTAINTIES. The Company provides a broad range of environmental and hazardous waste remediation services to its clients located primarily in the United States. The assessment, remediation, analysis, handling and management of hazardous substances necessarily involve significant risks, including the possibility of damages or injuries caused by the escape of hazardous materials into the environment, and the possibility of fines, penalties or other regulatory action. These risks include potentially large civil and criminal liabilities for violations of environmental laws and regulations, and liability to customers and to third parties for damages arising from performing services for clients, which could have a material adverse effect on the Company. Although the Company believes that it generally benefits from increased environmental regulations, and from enforcement of those regulations, increased regulation and enforcement also create significant risks for the Company.

         The Company does not believe there are currently any material environmental liabilities which should be recorded or disclosed in its financial statements. The Company anticipates that its compliance with various laws and regulations relating to the protection of the environment will not have a material effect on its capital expenditures, future earnings or competitive position.

         The Company's revenue from government agencies accounted for 79%, 77% and 76% of revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Because of its dependence on government contracts, the Company also faces the risks associated with such contracting, which could include civil and criminal fines and penalties. As a result of its government contracting business, the Company has been, is and may in the future be subject to audits and investigations by government agencies. The fines and penalties which could result from noncompliance with the Company's government contracts or appropriate standards and regulations, or the Company's suspension or debarment from future government contracting, could have a material adverse effect on the Company's business. The dependence on government contracts will also continue to subject the Company to significant financial risk and an uncertain business environment caused by any federal budget reductions.

         In addition to the above, there are other risks and uncertainties that involve the use of estimates in the preparation of the Company's consolidated financial statements. See "Note 2 - Acquisitions" and "Note 15 - Litigation and Contingencies."

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

         REVENUE AND COST RECOGNITION. The Company primarily derives its revenue from providing environmental services under cost plus fee, time and materials, fixed price and unit price contracts. The Company records revenue and related income from its contracts in process using the percentage-of-completion method of accounting. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in project performance, project conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated. Back charges to subcontractors are recorded as receivables to the extent considered collectible. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect project costs related to contract performance. Revenue derived from non-contract activities is recorded when the services are performed.

         PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and include expenditures which substantially increase the useful lives of the assets. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation and amortization, including amortization of assets under capital leases, are provided on a specific item basis net of salvage value over the estimated useful lives of the respective assets, using the straight-line method.

         CAPITALIZED INTEREST. Interest expense incurred on capital expenditures for assets constructed by the Company is capitalized and is included in the cost of such assets. Total interest expense incurred by the Company was $6,104,000, $8,085,000 and $11,205,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Total interest capitalized was $918,000, $998,000 and $792,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         INTANGIBLE ASSETS. Intangible assets consist principally of goodwill and other intangible assets resulting primarily from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight-line method over forty years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. Other intangible assets relating to acquired businesses consist principally of proprietary processes, and other deferred costs, and are amortized on a straight-line basis over five to ten years. The accumulated amortization of intangible assets, including goodwill, relating to acquired businesses, was $3,061,000 and $1,938,000 at December 31, 1997 and 1996, respectively.

         INCOME TAXES. The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         STATEMENT OF CASH FLOWS. The Company considers all short-term deposits and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for income taxes for the years ended December 31, 1997, 1996 and 1995 was $603,000, $482,000 and $986,000,
respectively. Cash paid for interest was $6,159,000, $8,137,000 and $10,937,000 for each of the years ended December 31, 1997, 1996 and 1995, respectively.

         With respect to non-cash investing and financing activities, the Company acquired $2,564,000, $1,870,000 and $29,000 of fixed assets under financial obligations for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company issued $5,000,000 of unsecured promissory notes in connection with an acquisition in fiscal 1997 and 9,668,000 shares of its common stock in fiscal 1995 for an acquisition. See Note 2 - Acquisitions.

         NET INCOME (LOSS) PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was required to be adopted on December 31, 1997. The Company has changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures due 2006 were antidilutive in each of the years presented; therefore, they were excluded from the calculation of net income per share. See Note 11 - Earnings Per Share.

         RECLASSIFICATION. Certain amounts presented for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

NOTE 2 - ACQUISITIONS

         Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation (Beneco), for an aggregate purchase price of $14,700,000. The purchase price was paid as follows: (i) $9,700,000 in cash and (ii) unsecured promissory notes in the aggregate of $5,000,000, bearing interest at 7.25%, due and payable June 17, 1998. The Company has agreed to make an additional payment in the year 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense and other government agencies throughout the United States.

         The estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of Beneco are as follows (in thousands):

Current assets                                  $  8,208
Property and equipment                               615
Goodwill                                          13,179
Current liabilities                                8,024

         On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the Division) of Rust International Inc. (Rust) in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. Such shares issued to Rust are subject to a number of restrictions set forth in a Standstill and Non-competition Agreement that was entered into pursuant to the Agreement and Plan of Reorganization dated December 5, 1994, as amended (the Reorganization Agreement), among the Company, Rust and certain of their subsidiaries. In addition to the net assets of the Division, the Company received $16,636,000 in cash pursuant to provisions of the Reorganization Agreement that provided for an adjustment based on the average per share price of the Company's common stock for a 20 trading day period prior to closing. Also, under terms of the Reorganization Agreement, as amended on March 22, 1996, the Company received an additional $15,000,000 on March 25, 1996. For purposes of calculating the consideration given by the Company for the Division, such 20 trading day average per share price of $11.25 was used, adjusted to reflect a 40% discount for the restricted nature of the common stock issued. Consideration for the Division aggregated $65,259,000, which includes $3,143,000 of direct costs related to the acquisition.

         In exchange for a warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $15.00 per share during the five years following the closing date, Rust's parent company, WMX Technologies, Inc. ("WMX"), will provide the Company with a credit enhancement in the form of guarantees, issued from time to time upon request of the Company, of up to $62,000,000 of the Company's indebtedness, which will increase proportionately up to $75,000,000 upon issuance of shares under the warrant. See "Note 19 - Subsequent Events".

         The acquisitions of Beneco and the Division have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997 for Beneco and May 30, 1995 for the Division. The Company's consolidated financial statements for the twelve months ended December 31, 1997 include the results of Beneco since June 1, 1997. The following table sets forth the unaudited combined pro forma results of operations of the Company for the twelve months ended December 31, 1997 and 1996, giving effect to the acquisition of Beneco as if such acquisition had occurred on January 1, 1996. The Company's consolidated financial statements also include the results of operations for the Division since May 30, 1995. The following table sets forth the unaudited combined pro forma results of operations for the year ended December 31, 1995 giving effect to the acquisition of the Division as if such acquisition had occurred on January 1, 1995.

                                                  Pro Forma
                                            Year Ended December 31,
                                            -----------------------
                                    1997            1996              1995
                                    ----            ----              ----
                                      (In Thousands, Except Per Share Data)

Revenue                           $555,271        $622,814          $520,465
Net income (loss)                  (21,099)         13,007             8,142
Net income (loss) per share       $  (0.78)       $   0.48          $   0.31

         The combined pro forma results of operations for the years ended December 31, 1997, 1996 and 1995 are based upon certain assumptions and estimates which the Company believes are reasonable. The combined pro forma results of operations may not be indicative of the operating results that actually would have been reported had the transactions been consummated on January 1, 1996 for Beneco and January 1, 1995 for the Division, nor are they necessarily indicative of results which will be reported in the future.

NOTE 3 - ACCOUNTS RECEIVABLE AND COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS

         Accounts receivable are summarized as follows:


                                                                   December 31,
                                                                   ------------
                                                               1997               1996
                                                               ----               ----
                                                                  (In Thousands)

Accounts billed and due currently                           $  43,982          $  45,573
Unbilled receivables                                           37,827             59,649
Retainage                                                       4,265              5,167
                                                            ---------          ---------
                                                               86,074            110,389
Allowance for uncollectible accounts                          (15,447)           (24,928)
                                                            ---------          ---------
                                                            $  70,627          $  85,461
                                                            =========          =========

         The consolidated balance sheets include the following amounts:


                                                                                                    December 31,
                                                                                                    ------------
                                                                                               1997               1996
                                                                                               ----               ----
                                                                                                   (In Thousands)

Costs incurred on contracts in process                                                       $ 306,314          $ 442,923
Estimated earnings                                                                              63,128             90,442
                                                                                             ---------          ---------
                                                                                               369,442            533,365
Less billings to date                                                                         (323,198)          (477,959)
                                                                                              --------          ---------
                                                                                             $  46,244          $  55,406
                                                                                             =========          =========

Costs and estimated earnings on contracts in process in excess of billings                   $  47,774          $  56,303
Billings on contracts in process in excess of costs and estimated earnings                      (1,530)              (897)
                                                                                             ---------          ---------
                                                                                             $  46,244          $  55,406
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

         The Company provides a broad range of environmental and hazardous waste remediation services to industrial, federal government agencies, and state and local government agencies located primarily in the United States and Canada. The Company's industrial, federal government, and state and local government clients constituted 38%, 58%, and 4%, respectively, of total accounts receivable and costs and estimated earnings on contracts in process at December 31, 1997.

NOTE 4 - PROPERTY AND EQUIPMENT



                                                               December 31,
                                                               ------------              Useful
                                                          1997              1996         Lives
                                                           ----              ----        -----
                                                             (In Thousands)

Land                                                    $     284       $     257              --
Buildings and improvements                                 21,798          21,698      1-40 Years
Machinery and equipment                                    72,326          89,831      3-15 Years
Construction in progress                                    1,823           8,385              --
                                                        ---------       ---------
                                                           96,231         120,171
Less accumulated depreciation and amortization            (39,621)        (49,650)
                                                        $  56,610       $  70,521
                                                        =========       =========

NOTE 5 - INVESTMENT IN AFFILIATED COMPANY

         The combined summarized financial information of the Company's 40% owned asbestos abatement and specialty contracting subsidiary, NSC, is set forth below:


                                                                   December 31,
                                                                   ------------
                                                              1997               1996
                                                              ----               ----
                                                                  (In Thousands)

Current assets                                              $ 34,906           $ 41,123
Noncurrent assets                                             39,583             44,102
Total assets                                                  74,489             85,225
Current liabilities                                           18,080             19,969
Noncurrent liabilities                                         5,253              7,610


                                                     Years Ended December 31,
                                                     ------------------------
                                              1997               1996               1995
                                              ----               ----               ----
                                                          (In Thousands)

Revenue                                    $ 115,955          $ 129,043          $124,529
Gross profit                                  11,027             22,589             19,447
Operating (loss) income                       (7,785)             4,361              1,859
Net (loss) income                             (4,994)             1,861                715
Company's interest in net income                 185                748                287

         During the second quarter of 1997, the Company wrote down its investment in NSC to the expected net realizable value based on its plans to divest its 40% share of NSC. As a result, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit) charge to earnings. The Company has historically accounted for NSC in accordance with the equity method, however as a result of the Company's current intentions, it now accounts for NSC under statement of Financing Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as securities available-for-sale. See "Note 19 - Subsequent Events". The Company received cash dividends from NSC aggregating $602,000 for each of the years ended December 31, 1997 and 1996.

NOTE 6 - OTHER ACCRUED LIABILITIES

         Other accrued liabilities are summarized as follows:


                                                                    December 31,
                                                                    ------------
                                                               1997               1996
                                                               ----               ----
                                                                   (In Thousands)

Reserve for loss projects                                    $  4,328           $  5,839
Reserve for legal settlements                                   2,694              5,490
Reserve for self-insurance                                      4,360              4,212
Accrued insurance                                               2,411              2,601
Other                                                           3,976              3,335
                                                             --------           --------
                                                             $ 17,769           $ 21,477
                                                             ========           ========

NOTE 7 - LONG-TERM DEBT

         The long-term debt of the Company is summarized below:


                                                                          December 31,
                                                                          ------------
                                                                     1997               1996
                                                                     ----               ----
                                                                         (In Thousands)

8% Convertible Subordinated Debentures due October 1, 2006         $ 46,764           $ 46,764
Notes payable to financial institutions                               2,806              8,434
Notes payable                                                         3,494              3,066
                                                                   --------           --------
                                                                     53,064             58,264
Less current portion                                                 (3,023)            (5,292)
                                                                   --------           --------
                                                                   $ 50,041           $ 52,972
                                                                   ========           ========

         The convertible subordinated debentures are convertible into 41.67 shares of common stock per $1,000 unit with interest payable semiannually on April 1 and October 1, and are redeemable at the option of the Company. The convertible subordinated debentures require annual mandatory sinking fund payments of 7.5% of the principal amount which commenced in 1996, and continue through October 1, 2005. The Company purchased and retired $5,736,000 and $5,000,000 of the outstanding debentures during 1996 and 1995, respectively. The fair value of the convertible subordinated debentures, based on a quoted market price, approximates $45,325,000 at December 31, 1997. The amortization of debt issuance costs related to the convertible subordinated debentures was $88,000, $97,000 and $108,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. There were no cash borrowings outstanding at December 31, 1997 or 1996. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. See "Note 2 - Acquisition." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market is based on the aggregate amount borrowed under the facility, the presence of the WMX guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The arrangement provides the participating banks and WMX with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The Company had $13,300,000 and $12,223,000 of letters of credit outstanding under its revolving credit facility at December 31, 1997 and 1996, respectively.

         Notes payable to financial institutions consist of a $2,806,000 note payable bearing interest at 8.58% payable in quarterly installments of $356,000 with the final payment of $957,000 due in August 1999. The above agreement provides the respective financial institution with a security interest in the equipment financed with the proceeds from such note.

         Notes payable include: (i) a $143,000 interest bearing note at a rate of 9.50% payable in equal monthly installments of $48,000, due in April 1998,
(ii) a $66,000 interest bearing note at a rate of 9.22% payable in equal monthly installments of $13,000, due in June 1998, (iii), a $79,000 interest bearing note at a rate of 7.50% payable in equal monthly installments of $8,000, due in December 1998, (iv) a $717,000 interest bearing note at a rate of 8.67% payable in equal monthly installments of $48,000, due in July 1999, (v) a $72,000 interest bearing note at a rate of 8.70% payable in equal installments of $5,000, due in June 1999, (vi) a $187,000 interest bearing note at a rate of 7.51% payable in equal monthly installments of $8,000, due in July 1999, (vii) a $1,637,000 interest bearing note at a rate of 8.50% payable in equal monthly installments of $61,000, due in May 2000 and (viii) a $593,000 interest bearing note at a rate of 7.96% payable in equal monthly installments of $20,000, due in October 2000.

         Current Notes payable include $5,000,000 of unsecured promissory notes bearing interest of 7.25% due June 17, 1998 to the former shareholders of Beneco.

         The aggregate maturity of long-term debt for the five years ending December 31 is: 1998, $5,226,000; 1999, $7,099,000; 2000, $4,804,000; 2001,
$4,313,000; 2002, $4,313,000; 2003 and thereafter, $27,309,000.

NOTE 8 - LEASES

         Future minimum lease payments under noncancelable operating leases total $15,744,000, $13,264,000, $10,659,000, $7,532,000 and $3,308,000 for the
years ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively. Lease payments under noncancelable operating leases subsequent to the year ended December 31, 2002 aggregate $6,510,000.

         In addition to the above, the Company has entered into agreements for the sale and leaseback of certain of the Company's thermal destruction units located at various project sites. The leases are for one or two years with annual renewals at the option of the Company with a maximum term of four or five years each. The leases call for rental payments which total $8,002,000, $8,106,000, $8,106,000, $5,696,000 and $1,223,000 for the years ended December
31, 1998, 1999, 2000, 2001 and 2002, respectively, with required early termination payments of up to $19,986,000, $19,561,000, $12,710,000 or
$4,269,000 in the event that some or all of the leases are canceled on or before expiration of the full lease terms in 1998, 1999, 2000 or 2001, respectively. The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". For the year ended December 31, 1997, the total cost and accumulated depreciation of $29,701,000 and $13,080,000, respectively, were removed from the accounts and total gains realized on the sales of $2,979,000 were deferred. For the year ended December 31, 1996, the total cost and accumulated depreciation of $11,579,000 and $4,181,000, respectively, were removed from the accounts and total gain realized on the sale of $5,452,000 was deferred. The deferred gains are being amortized to income as adjustments to lease expense over the terms of the leases.

         Rental expense under operating leases totaled $23,177,000, $14,029,000 and $8,858,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:


                                                                                                     December 31,
                                                                                                     ------------
                                                                                                1997               1996
                                                                                                ----               ----
                                                                                                    (In Thousands)

Long-term deferred tax liabilities:
  Property and equipment                                                                      $  9,410           $ 10,470
  Intangible assets                                                                              1,726              1,131
  Investments                                                                                        8              2,784
                                                                                              --------           --------
          Total long-term deferred tax liabilities                                              11,144             14,385
Long-term deferred tax assets:
  Net operating loss ("NOL") carryforwards                                                      22,457              7,571
  Intangible assets                                                                              1,446              1,840
  Research and development tax credits                                                           7,307              5,832
  Other tax credit carryforwards                                                                 2,421              2,431
  Other, net                                                                                     1,837              3,474
                                                                                              --------           --------
          Total long-term deferred tax assets                                                   35,468             21,148
  Valuation allowance for long-term deferred tax assets                                         (8,808)            (3,358)
                                                                                              --------           --------
          Total long-term deferred tax assets - net of valuation allowance                      26,660             17,790
                                                                                              --------           --------
  Net long-term deferred tax assets - domestic operations                                       15,516              3,405
  Foreign tax NOL carryforwards                                                                    167                167
  Valuation allowance for foreign deferred tax assets                                               (6)                (9)
                                                                                              --------           --------
          Net long-term deferred tax assets                                                   $ 15,677           $  3,563
                                                                                              ========           ========
Current deferred tax liabilities:
  Revenue recognition                                                                         $  2,779           $     --
  Prepaid expenses                                                                               1,047              1,095
  Tax reserves                                                                                      55                366
                                                                                              --------           --------
          Total current deferred tax liabilities                                                 3,881              1,461
Current deferred tax assets:
  Bad debt reserves                                                                              5,941              9,722
  Project accruals                                                                               4,282              8,709
  NOL carryforwards                                                                              5,787              1,950
  Other, net                                                                                     3,193              1,196
                                                                                              --------           --------
          Total current deferred tax assets                                                     19,203             21,577
  Valuation allowance for current deferred tax assets                                           (4,156)            (9,603)
                                                                                              --------           --------
          Total current deferred tax assets - net of valuation allowance                        15,047             11,974
                                                                                              --------           --------
          Net current deferred tax assets                                                     $11,166            $ 10,513
                                                                                              =======            ========

         The net foreign long-term deferred tax assets of $161,000 and $158,000 at December 31, 1997 and 1996, respectively, are attributable to the foreign operations of the Company and cannot be offset with the net long-term deferred tax liabilities resulting from the Company's domestic operations.

The provisions for income taxes (benefit) consist of the following:


                                                       Years Ended December 31,
                                                       ------------------------
                                                1997               1996               1995
                                                ----               ----               ----
                                                            (In Thousands)
Current:
  Federal                                  $      --             $   --             $   --
  State                                           --                 41                 58
                                           ---------             ------             ------
                                                  --                 41                 58
Deferred:
  Federal                                     (9,429)             4,569              3,036
  State                                       (1,013)               766                447
                                           ---------             ------             ------
                                             (10,442)             5,335              3,483
                                           ---------             ------             ------
                                           $ (10,442)            $5,376             $3,541
                                           =========             ======             ======

         The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income
(loss) from operations before income taxes are as follows:


                                                                    Years Ended December 31,
                                                                    ------------------------
                                                             1997               1996               1995
                                                             ----               ----               ----
Federal statutory rate                                       34.0%              34.0%              34.0%
Add (deduct):
   State income taxes, net of federal benefit                 3.2                4.8                3.2
   Research and development tax credits                       4.3               (8.6)              (4.5)
   Goodwill                                                  (1.3)               2.4                1.2
   Write-down of investment in NSC Corporation               (7.0)                --                 --
   Equity in net earnings of affiliates                       0.2               (1.2)              (0.8)
   Other, net                                                (0.4)               0.4                1.1
                                                             ----               -----              -----
                                                             33.0%              31.8%              34.2%
                                                             ====               ====               ====


         Net operating loss, capital loss and tax credit carryforward amounts and their respective expiration dates for income tax purposes are as follows (in thousands):


                                                              Amount                 Expiration Date
                                                              ------                 ---------------
Net operating losses                                         $73,208                2006 through 2012
State net operating losses in excess of federal               14,420                1998 through 2010
Research and development tax credits                           7,307                2002 through 2012
Alternative minimum tax credits                                1,218                       Indefinite
Miscellaneous credits                                            482                1998 through 2005
Foreign tax net operating losses                                 427                             1998

NOTE 10 - RELATED PARTY TRANSACTIONS

         The Company has a policy whereby transactions with directors, executive officers and related parties require the approval of a disinterested majority of the Board of Directors.

         The Company has been reimbursed by NSC for certain third party charges paid on NSC's behalf, such as letter of credit fees, insurance and bonding costs and legal fees. The costs charged to NSC for general liability and other insurance coverages were $188,000, $1,774,000 and $981,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In the normal course of business, NSC has provided the Company with subcontract services on certain of its projects for asbestos abatement and industrial maintenance services. The costs for such services were $233,000, $40,000 and $212,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has provided remediation services to NSC in the amount of $121,000 for the year ended December 31, 1996.

         In the normal course of business, the Company has provided to WMX and its affiliates certain subcontractor services on remediation and construction projects, the cost of these services, in the aggregate, were $23,664,000, $12,959,000 and $10,242,000 for the years ended December 31, 1997, 1996 and
1995, respectively. The Company has purchased from WMX and its affiliates, hazardous waste disposal services, the cost of these services, in the aggregate, were $6,868,000, $7,536,000 and $6,636,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, the Company has $2,831,000, $6,873,000 and $3,871,000 of accounts receivable and $1,385,000, $968,000 and
$806,000 of accounts payable, respectively, recorded related to such activities. In addition to the above, WMX paid $15,000,000 to the Company in 1996, which was related to final payments due under terms of the Reorganization Agreement, as amended March 22, 1996.

         The Company rents certain buildings and contracts certain services from The KDC Company and Findlay Machine and Tool, Inc. Such expenses totaled $318,000, $348,000 and $94,000 for the years ended December 31, 1997, 1996 and
1995, respectively. The principal shareholders of the companies are officers and directors of the Company.

         The Company has purchased general contractor services and equipment from Alvada Construction, Inc. which totaled $7,000, $957,000 and $226,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The principal shareholder of the company is directly related to certain officers and directors of the Company.

         In the normal course of business, the Company has purchased subcontractor services on certain of its projects from Kirk Brothers Co., Inc. which totaled $1,161,000, $2,265,000 and $615,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The principal shareholders of the company are directly related to certain officers and directors of the Company.

         During 1985, the Company executed a pension agreement with a former officer, directly related to certain directors of the Company, for an annual pension commencing on June 1, 1990, of $96,000, subject to cost of living adjustments, for the remainder of his life and that of his spouse if she survives him. The Company made pension payments totaling $118,000, $124,000 and $102,000 pursuant to this agreement during the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                              1997           1996           1995           1994          1993
                                                              ----           ----           ----           ----          ----
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR

     Net income (loss)                                    $   (21,197)  $   11,515      $   6,807      $   (7,616)   $   4,407
                                                          ===========   ==========      =========      ==========    =========

DENOMINATOR

    Denominator for basic earnings per share
      -weighted-average shares                                27,210        26,820          22,211         15,582        12,250

    Effect of dilutive
      employee stock options                                     --            20             202             --           204
                                                          ---------     ---------       ---------      ---------     ---------

    Denominator for diluted earnings per share
      -adjusted weighted-average shares and
      assumed conversions                                     27,210        26,840          22,413         15,582        12,454
                                                          ==========    ==========      ==========     ==========    ==========

    Net (loss) income per common share                    $   (0.78)    $    0.43       $    0.31      $   (0.49)    $    0.36
                                                          =========     =========       =========      =========     =========

    Net (loss) income per common share - assuming
      dilution                                            $   (0.78)    $    0.43       $    0.30      $   (0.49)    $    0.35
                                                          =========     =========       =========      =========     =========

         See "Note 19 - Subsequent Events" for additional disclosure regarding employee stock options, warrants and repurchase of outstanding shares.

NOTE 12 - CAPITAL STOCK

         The Company has authorized 2,000,000 shares of preferred stock at a $10.00 par value. No shares of preferred stock had been issued at December 31, 1997. The rights and preferences of the preferred stock will be fixed by the Board of Directors at the time such shares are issued. The preferred stock, when issued, will have dividend and liquidation preferences over those of the common shareholders.

         On March 28, 1995, the Company sold to H. Wayne Huizenga and an affiliated family foundation 1,000,000 shares of its common stock and options for an aggregate purchase price of $10,000,000, less issuance expenses of $25,000. The options are exercisable over five years for the purchase of 620,000 shares of common stock upon payment of $10.00 per share and 380,000 shares of common stock upon payment of $12.00 per share. See "Note 19-Subsequent
Events."

NOTE 13 - STOCK OPTION PLANS

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

         The Company's 1986 Incentive Stock Option Plan ("1986 Plan") as amended by vote of the shareholders at the 1994 and 1996 Annual Meetings, has authorized the grant of options to officers and key employees for up to 3,850,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable at the end of up to 6 years of continued employment. The number of shares available for grants of additional options under the 1986 Plan were 666,441 and 1,161,674 at December 31, 1997 and 1996, respectively.

         On August 6, 1992, the Company's Board of Directors approved a stock option plan for the Board of Directors (the "Directors' Plan"), which was subsequently approved by the Company's shareholders at the 1993 Annual Meeting. The Directors' Stock Option Plan provides for the immediate grant to each non-employee director a stock option for 15,000 shares of the Company's common stock, less the number of shares held by any such director under the 1986 Stock Option Plan. Additionally, the Directors' Plan provides for additional grants of stock options for 5,000 shares of the Company's common stock, at prices not less than the fair value, to each non-employee director annually. Options granted under the Directors' Plan may not be exercised for a period of six months following the date of grant and terminate up to eleven years after the date of grant or eighteen months after the holder ceases to be a member of the Board of Directors, whichever occurs earlier. The total number of shares available for grants of additional options under the Directors' Plan at December 31, 1997 and 1996 was 785,000 and 805,000, respectively.

         On August 15, 1996, the Board of Directors of the Company approved the OHM Corporation Incentive Stock Plan ("ISP") which permits the Board to grant shares of common stock of the Company to officers of the Company under restrictions set forth with the grant. Shares issued under the ISP are subject to substantial risk of forfeiture within the meaning of Section 83 of the Internal Revenue Code of 1986. There have been 105,000 shares of common stock issued under the ISP with a vesting date of August 15, 2001 for 100% of the shares. Total expense recognized for the year ended December 31, 1997 in connection with shares issued under this plan is $226,844.

         See "Note 19 - Subsequent Events" for disclosure of disposition of shares in the aforementioned plans.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following assumptions were used in the valuation, and no dividends were assumed:

                                                                               1997              1996              1995
                                                                               ----              ----              ----
Average expected life (years)                                                     6                 7                 7
Expected volatility                                                            0.41              0.46              0.46
Risk free interest rate                                                          6%                6%                6%
Weighted average fair value of options granted during the year                $3.83             $4.20             $5.40

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

         For purposes of pro forma disclosures of net income and earnings per share, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                                     Pro Forma
                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                   1997                  1996                  1995
                                                                   ----                  ----                  ----
                                                                       (In Thousands, Except Per Share Data

Net (loss) income                                              $ (22,284)              $ 10,901                $ 6,428
Net (loss) income per share                                    $   (0.82)              $   0.41                $  0.29

         The following is a summary of the stock option activity:


                                                            Number                 Weighted Average
                                                           of Shares                Exercise Price
                                                           ---------                --------------
1986 PLAN
Outstanding at January 1, 1995                             1,765,350                   $  9.41
  Granted                                                    632,750                      9.89
  Exercised                                                 (249,545)                     7.74
  Canceled                                                  (134,735)                     9.81
                                                         -----------
Outstanding at December 31, 1995                           2,013,820                      9.74
  Granted                                                  1,097,569                      8.33
  Exercised                                                       --                        --
  Canceled                                                (1,004,399)                    11.06
                                                          ----------
Outstanding at December 31, 1996                           2,106,990                      8.38
  Granted                                                    807,000                      8.20
  Exercised                                                 (106,195)                     7.69
  Canceled                                                  (311,767)                     8.28
                                                         -----------
Outstanding at December 31, 1997                           2,496,028                      8.36
                                                         ===========
Exercisable at December 31, 1996                           1,037,008                      8.44
                                                         ===========
Exercisable at December 31, 1997                           1,221,738                      8.54
                                                         ===========

DIRECTORS' PLAN
Outstanding at January 1, 1995                                85,000                   $ 10.16
  Granted                                                     65,000                     11.83
                                                         -----------
Outstanding at December 31, 1995                             150,000                     10.88
  Granted                                                     60,000                      7.94
  Canceled                                                   (15,000)                    10.50
                                                         -----------
Outstanding at December 31, 1996                             195,000                     10.01
  Granted                                                     35,000                      7.50
  Canceled                                                   (15,000)                    11.75
                                                         -----------
Outstanding at December 31, 1997                             215,000                      9.48
                                                         ===========
Exercisable at December 31, 1996                             180,000                     10.20
                                                         ===========
Exercisable at December 31, 1997                             215,000                      9.48
                                                         ===========

         Exercise prices for options outstanding as of December 31, 1997 for the 1986 Plan and the Director's Plan ranged from $6.38 to $11.88 and $7.38 to $15.63, respectively. The weighted-average remaining contractual life of those options is 7.2 and 7.5 years, respectively.

NOTE 14 - RETIREMENT AND PROFIT-SHARING PLANS

         The Company has a Retirement Savings Plan (the "Plan") which allows each of its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who are employed full-time, are over twenty-one years of age, and have one year of service with the Company. The Company may, at its discretion, make matching contributions and profit sharing contributions to the Plan out of its profits for the plan year. The Company made matching contributions of $2,718,000, $2,691,000 and $1,643,000 to the Plan for the years ended December 31, 1997, 1996 and 1995, respectively.

         Effective January 1, 1996, the Board of Directors of the Company approved the Retirement and Incentive Compensation Plan ("RICP") which provides eligible employees an election to defer a specified percentage of their cash compensation. The obligations of the Company under the RICP will be unsecured general obligations to pay the deferred compensation under the terms of the RICP. Participants may elect under the plan to invest deferrals in an OHM Common Stock Deferral Account for which contributions will be treated as if such amounts had been used to purchase shares of the Company's stock and not as actual purchases of the Company's stock. At the discretion of the compensation committee of the Board of Directors, contributions to the plan will be matched by the Company and all amounts invested in the plan will earn interest at the prime rate published by the Wall Street Journal if not invested in the OHM Common Stock Deferral Account. Total expense was $564,000 and $154,000 for the years ended December 31, 1997 and 1996, respectively.

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

         Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded and for other matters in litigation or other claims and disputes. There is, however, always risk and uncertainty in pursuing and defending litigation and arbitration proceedings in the course of the Company's remediation business and, notwithstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse impact upon the Company's consolidated future results of operations or financial condition. In addition to the above, the Company is subject to a number of claims and lawsuits in the ordinary course of its business. In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse impact upon the Company's consolidated financial position or the results of future operations.

NOTE 16 - MAJOR CUSTOMERS

         Revenue from federal government agencies accounted for 72%, 72% and 71% of total revenue from continuing operations for the years ended December 31, 1997, 1996 and 1995, respectively. Revenue from state and local government agencies accounted for 7%, 5% and 5% of total revenue from continuing operations for the years ended December 31, 1997, 1996 and 1995, respectively. There were no industrial customers which accounted for more than 10% of total revenue for the years ended December 31, 1997, 1996 and 1995.

NOTE 17 - SPECIAL CHARGES

         During June 1997, the Company settled litigation that was pending involving Citgo Petroleum Corporation ("Citgo") and Occidental relating to a remediation project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery during 1993 and 1994. Under the terms of the settlement with Citgo and Occidental, the Company received a cash payment of $14,346,000. In addition, as a result of an unfavorable binding arbitration decision on the dispute between the Company and Separation and Recovery Systems, Inc. ("SRS") arising out of the Company's termination of SRS' subcontract for services at a project in Cincinnati, Ohio, the Company paid SRS $2,400,000 in damages. The settlement and write-down of the aforementioned claims and litigation, together with other receivables and the establishment of reserves for the consolidation of certain laboratory and operational functions resulted in the Company recording a $22,726,000 (net of $15,151,000 income tax benefit), charge during the second quarter of 1997.

         The Company plans to divest its 40% share of NSC Corporation. As a result, the Company recorded, in addition to the charge described above, a $12,089,000 (net of $2,860,000 income tax benefit), charge during the second quarter of 1997, to reduce the carrying value of its NSC investment to reflect the likely value to be realized given the Company's current intentions. See "Note 19 - Subsequent Events".

         The Company's consolidated statement of operations for the year ended December 31, 1995 includes a $2,312,000 (net of $1,542,000 income tax benefit), charge for integration costs related to the acquisition of the Division. The charge was recorded as a selling, general and administrative expense and was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth the Company's condensed consolidated statements of operations by quarter for 1997 and 1996.


                                                              First             Second              Third             Fourth
                                                             Quarter            Quarter            Quarter           Quarter
                                                             -------            -------            -------           -------
                                                                        (In Thousands, Except Per Share Data)

1997
----
Revenue                                                    $ 108,498          $ 129,313          $ 143,656         $ 145,224
Gross profit                                                  13,851             17,874             20,909            19,501
Selling, general and administrative expenses                  10,409             49,368             11,972            12,188
Operating income (loss)                                        3,442            (31,494)             8,937             7,313
Net income (loss) (1)                                      $   1,438          $ (31,609)         $   4,914         $   4,060
                                                           =========          =========          =========         =========

Basic and diluted net income (loss) per share              $    0.05          $   (1.16)         $    0.18         $    0.15
                                                           =========          =========          =========         =========

1996
----
Revenue                                                    $ 118,963          $ 129,177          $ 158,272         $ 144,572
Gross profit                                                  15,030             17,560             20,638            18,832
Selling, general and administrative expenses                  11,176             11,943             13,124            13,007
Operating income                                               3,854              5,617              7,514             5,825
Net income                                                 $   1,330          $   2,379          $   3,996         $   3,810
                                                           =========          =========          =========         =========

Basic and diluted net income per share                     $    0.05          $    0.09          $    0.15         $    0.14
                                                           =========          =========          =========         =========

NOTES:

(1) During the second quarter of 1997, the Company recorded a $34,815,000 charge (net of income tax benefit of $18,011,000) or $1.28 per share, charge for the settlement and write-down of certain claims and litigation, establishment of reserves for the consolidation of certain laboratory and operational functions, and the reduction of the carrying value of its NSC investment.

NOTE 19 - SUBSEQUENT EVENTS (UNAUDITED)

         The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated January 15, 1998, by and among the Company, International Technology Corporation ("Parent") and IT-Ohio, Inc. ("Purchaser"). Pursuant to the Merger Agreement, on February 25, 1998 Purchaser, a wholly owned subsidiary of Parent, completed a tender offer (the "Offer") for 13,933,000 shares of Common Stock (each, a "Share" and collectively, the "Shares") by purchasing such Shares at a price of $11.50 per Share, net to the tendering shareholder in cash. The Offer was described in the Tender Offer Statement on
Schedule 14D-1 filed by Purchaser on January 16, 1998 with the Securities and Exchange Commission (the "Commission").

         The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions precedent (including the approval of the Merger Agreement by holders of a majority of the outstanding Shares), Purchaser will merge with and into the Company (the "Merger"), and the Company will be the surviving corporation in the Merger, with the result that the Company will become a wholly owned subsidiary of Parent. Based upon the preliminary results of the Offer and on the number of shares of Common Stock outstanding on February 24, 1998, at the effective time of the Merger, each remaining Share outstanding will be converted into the right to receive approximately 1.077 shares of the common stock of Parent and approximately $2.61 in cash.

         James L. Kirk, Joseph R. Kirk, H. Wayne Huizenga and The Huizenga Family Foundation, all shareholders of the Company, have entered into voting agreements whereby they agree to vote their shares of Common Stock in favor of the Merger.

         Pursuant to the Merger Agreement and the Share Repurchase Agreement, dated as of January 15, 1998 and as amended and restated as of February 11, 1998 and as amended and restated as of February 17, 1998 (the "Repurchase Agreement"), by and among the Company, Parent, WMX, Rust and Rust Remedial Services Holding Company Inc., an affiliate of WMX, the Company repurchased from WMX and its affiliates 2,535,381 Shares for $11.50 per Share, concurrently with the payment for Shares pursuant to the Offer (the "Repurchase"), and WMX and its affiliates tendered 7,111,543 Shares in the Offer. Pursuant to the Repurchase Agreement, WMX and its affiliates also agreed to vote all Shares held by them in favor of the Merger. WMX also agreed to cancel, without payment of any separate consideration, the Warrants and any rights it may have to purchase additional shares of Common Stock. In addition, the Guaranty Agreement and related guarantees as well as key provisions of the Standstill Agreement will terminate upon consummation of the Merger.

         The Company also has an approximately 40% interest in NSC Corporation ("NSC"), a provider of asbestos abatement and specialty contracting services. Pursuant to the Merger Agreement, the Company will pay a pro rata distribution (the "NSC Distribution") to holders of record of the Shares as of the close of business on February 24, 1998, of all of the shares of Common Stock, par value $0.01 per share, of NSC held by the Company (the "NSC Shares"). The payment date for the NSC Distribution is March 6, 1998, which is the earliest date on which the NSC Distribution may be paid under the Company's Regulations. It is anticipated that the NSC Distribution will be treated as a pro rata taxable redemption that qualifies as a sale or exchange for tax purposes.

         In connection with the Company's entry into the Merger Agreement and by resolution of the Company's Board of Directors, the Company's 1986 Stock Option Plan and the Company's Nonqualified Stock Option Plan for Directors were amended to immediately vest each non-vested stock option issued under such plans and to give each of the option holders the right to cancel their options in exchange for a cash payment equal to the difference between $11.50 per share and the respective exercise price of each option. In addition, the Company's Board of Directors took action to allow holders of the restricted stock issued under the Company's Incentive Stock Plan to tender such stock in the Offer. As a result of the above actions, the Company will incur up to $9,400,000 of compensation expense during the first quarter of 1998 if all of the stock option holders elect to receive the cash payment for their outstanding options. In addition, pursuant to that certain letter agreement, dated as of January 15, 1998, by and between H. Wayne Huizenga and the Company, all of the outstanding options held by H. Wayne Huizenga were cancelled as of February 25, 1998 in consideration of $1,500,000.

         The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction of various conditions, including, without limitation: (i) the approval by the stockholders of Parent for the issuance of shares of Parent Common Stock pursuant to the Merger Agreement, and
(ii) the approval of the Merger Agreement and the Merger by the shareholders of the Company. The Company received early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act during January 1998.

         The accompanying financial statements were prepared assuming the Company would continue operations independently and do not anticipate adjustments which may be required as a result of the Merger. The Merger will be accounted for using the purchase method and as a result may impact the carrying value of certain of the Company's assets and liabilities.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
OHM Corporation

         We have audited the accompanying consolidated balance sheets of OHM Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OHM Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ ERNST & YOUNG LLP

Columbus, Ohio
February 12, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                                                                  Positions and Other Relationships
           Name                 Age                           with the Company and Business Experience
           ----                 ---                           ----------------------------------------
Herbert A. Getz                 42       Director and member of the Compensation and Stock Option Committee. Mr. Getz
                                         has been Senior Vice President of WMX since May 1995 and General Counsel of
                                         WMX since August 1992. Mr. Getz also served as Vice President from May 1990 to May 1995 and as Secretary of WMX since January 1988. Mr. Getz served as
                                         Assistant General Counsel from December 1985 until August 1992. Mr. Getz has also held the offices of Vice President, General Counsel and Secretary of Waste
                                         Management of North America, Inc., a provider of solid waste management services, from April 1989 until December 1993, and Vice President and Secretary of Rust, a
                                         provider of engineering, construction, environmental, infrastructure, consulting services and other on-site industrial and related services, from January 1993 to May
                                         1994. He has also served as Vice President and Secretary of Wheelabrator
                                         Technologies Inc. ("WTI") a provider of environmental products and services, from
                                         July 1995 until January 1997, as well as being the General Counsel of WTI from
                                         November 1990 until May 1993. Mr. Getz is a director of NSC.

Ivan W. Gorr                    68       Director and Chairman of the Audit Committee and member of the Compensation and Stock Option and Executive Committees. Mr. Gorr retired as Chairman of the
                                         Board of Directors and Chief Executive Officer of Cooper Tire & Rubber Company
                                         of Findlay, Ohio, a manufacturer of tires and other rubber products. Mr. Gorr is a director of Amcast Industrial Corporation, Arvin Industries, Inc., The Fifth Third
                                         Bancorp and Borg-Warner Automotive.

Dr. Charles D. Hollister        60       Director and member of the Audit Committee. Since 1979, Dr. Hollister has been
                                         Senior Scientist and Vice President of Woods Hole Oceanographic Institution,
                                         Woods Hole, Massachusetts, a non-profit oceanographic research institution

William P. Hulligan             54       Director and member of the Executive Committee. Mr. Hulligan served as Vice
                                         President of WMX from February 1997 until his retirement in November 1997 and now serves as a consultant to WMX. Prior to this position, he was Executive Vice
                                         President of WMX from January, 1996 until February, 1997, President of the
                                         Midwest Group of Waste Management, Inc., from March 1993 until January 1996, and President of the East Group of Waste Management, Inc. from 1992 until March
                                         1993. Mr. Hulligan is a director of National Seal Company and NSC.

James L. Kirk (1)               48       Chairman of the Board of Directors, President and Chief Executive Officer and
                                         Chairman of the Executive Committee. Mr. Kirk has been President and Chief
                                         Executive Officer of the Company since July 1986 and, in addition, was elected
                                         Chairman of the Board in January 1987. He has served as Chairman of the Board and
                                         President of OHMR, a wholly-owned subsidiary of the Company, since April 1985.
                                         Mr. Kirk is a founder of OHMR and has served in various capacities as an officer and director of OHMR.

Joseph R. Kirk (1)              46       Director.  Mr. Kirk has served as a Director of the Company since July, 1986.  Mr.
                                         Kirk also served as Executive Vice President from July 1986 until February, 1998.
                                         Mr. Kirk served as Vice Chairman of OHMR from April 1985 until July 1986 and continues to serve as Executive Vice President of OHMR. He is a founder of OHMR and has served in various capacities as an officer and director of OHMR.

James E. Koenig                 50       Director and member of the Audit Committee. Mr. Koenig served as Executive Vice
                                         President of WMX and President of Waste Management Shared Services from
                                         February 1997 until October 1997 and remains an employee of WMX. Prior to this position, he was Senior Vice President of WMX from May 1992 until February 1997,
                                         Chief Financial Officer of WMX since 1989 and Vice President and Treasurer of
                                         WMX since December 1986. Mr. Koenig served as Vice President, Chief Financial
                                         Officer and Treasurer of WTI from November 1990 to May 1993 and Vice President,
                                         Chief Financial Officer and Treasurer of Rust from January 1993 to August 1993.

Richard W. Pogue                69       Director and member of the Executive Committee. Mr. Pogue is a consultant with
                                         Dix & Eaton, a public relations firm. Effective June 30, 1994, Mr. Pogue retired as
                                         Senior Partner of the law firm of Jones, Day, Reavis & Pogue, Cleveland, Ohio, of which he had been a partner since 1961. Mr. Pogue is also a director of Continental
                                         Airlines, Inc., Derlan Industries Limited, M.A. Hanna Company, KeyCorp, LAI
                                         Associates, Inc., Rotek Incorporated and TRW Inc.

Charles W. Schmidt              68       Director and Chairman of the Compensation and Stock Option Committee and
                                         member of the Executive Committee. Mr. Schmidt retired in 1991 as Senior Vice
                                         President, External Affairs of Raytheon Company, a broadly diversified manufacturer of industrial and consumer products, and was formerly President and
                                         Chief Executive Officer of SCA Services, Inc., a company that provided waste management-related services. Mr. Schmidt also serves as a director of the
                                         Massachusetts Financial Services Family of Mutual Funds and Mohawk Paper Company.

(1) James L. Kirk and Joseph R. Kirk are brothers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established and the Company is required to disclose in its Proxy Statement any failure to file by these dates. All of these filing requirements were satisfied except that James
L. Kirk failed to report a September 26, 1997 sale of 25,900 shares in his September, 1997 Form 4, but did report that sale in an amended Form 4 filed on February 10, 1998, and Pamela K. M. Beall, Vice President, Treasurer and Assistant Secretary and Fred H. Halvorsen, Vice President, Health and Safety, each filed one late Form 4 reporting an exercise of stock option.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are listed below:

NAME                               AGE      POSITIONS
----                               ---      ---------
James L. Kirk                      48       Chairman of the Board, President and
                                            Chief Executive Officer
Joseph R. Kirk                     46       Executive Vice President and a Director
Pamela K.M. Beall                  41       Vice President, Treasurer and Assistant Secretary
Robert J. Blackwell                41       Vice President, Marketing and Strategic Planning
Fred H. Halvorsen                  56       Vice President, Health and Safety
Kris E. Hansel                     40       Vice President and Controller
Steven E. Harbour                  49       Vice President, Legal and Secretary
Phillip V. Petrocelli              39       Vice President, Western Operations
Philip O. Strawbridge              43       Vice President, Chief Financial and Administrative Officer
Michael A. Szomjassy               47       Vice President, Eastern Operations

         PAMELA K.M. BEALL -Vice President, Treasurer and Assistant Secretary. Ms. Beall joined the Company in June 1985 as Director of Finance of OHMR, became Treasurer and Assistant Secretary of OHMR in September 1985, and became Treasurer and Assistant Secretary of the Company in January 1986. Ms. Beall assumed her current position in August 1994.

Prior to joining the Company, Ms. Beall was General Manager, Treasury Services for USX Corporation and previous to that with Marathon Oil Company. Ms. Beall also serves as a director of NSC.

         ROBERT J. BLACKWELL -Vice President, Marketing and Strategic Planning. Mr. Blackwell joined the Company in July 1993 as Vice President, Government Business Development of OHMR, and has served as Senior Vice President, Marketing of OHMR since October 1995. Prior to joining the Company, Mr. Blackwell was Vice President for Federal Marketing and Legislative Affairs, from January 1993 to July 1993, and Director of Marketing and Federal Relations, from January 1989 to December 1992, of Ebasco Services Incorporated. Mr. Blackwell also serves as a director of NSC.

         FRED H. HALVORSEN -Vice President, Health and Safety. Dr. Halvorsen joined the Company in 1984 as Director of Health and Safety of OHMR and assumed his current position in May 1987.

         KRIS E. HANSEL -Vice President and Controller. Mr. Hansel joined the Company in November 1988 as General Accounting Manager of OHMR, became Assistant Controller in October 1991 of the Company and became Controller in October 1992. Mr. Hansel assumed his current position in August 1994. Prior to joining the Company, Mr. Hansel was General Accounting Manager of WearEver-ProctorSilex, Inc.

         STEVEN E. HARBOUR -Vice President, Legal and Secretary. Mr. Harbour joined the Company in December 1996. Prior to joining the Company, Mr. Harbour served in various management and legal capacities with the Coca-Cola Company from 1983 to 1993, was Vice President, The Coca-Cola Bottling Company of New York, Inc., from 1993 to 1995, and most recently was affiliated with the law firm of Sumner & Anderson.

         PHILLIP V. PETROCELLI -Vice President, Western Operations. Mr. Petrocelli joined the Company in August 1993 as Vice President, Western Region of OHMR, and since October 1995 has served as Senior Vice President, Western Region of OHMR. Mr. Petrocelli assumed his current position with the Company in May 1995. Prior to joining the Company, Mr. Petrocelli was Regional Director and previous to that was Acting Vice President--Analytical Labs, with IT Corporation.

         PHILIP O. STRAWBRIDGE -Vice President, Chief Financial and Administrative Officer. Mr. Strawbridge joined the Company in February 1996. In addition, Mr. Strawbridge has served as Senior Vice President and Director of OHMR since October 1996. Prior to joining the Company, Mr. Strawbridge was Senior Director of Contracts and Finance with Fluor Daniel, Inc. and an acting Vice President of Fluor Daniel Fernald.

         MICHAEL A. SZOMJASSY -Vice President, Eastern Operations. Mr. Szomjassy joined the Company in November 1989 as Vice President, Southeast Region of OHMR and since October 1995 has served as Senior Vice President, Eastern Operations of OHMR. Prior to joining OHM, Mr. Szomjassy was Regional Manager, Remediation Services of Ebasco Services, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

          The following table shows, for the fiscal years ended December 31, 1997, 1996 and 1995, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the five most highly compensated executive officers of the Company in 1997, including the Chief Executive Officer of the Company, in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                  COMPENSATION AWARDS
                                                                                      STOCK OPTIONS
                                  ANNUAL COMPENSATION                                 GRANTED (#)
                                  -------------------          ---------------------------------------------------------
                                                                               RESTRICTED     SECURITIES
                                        SALARY        BONUS    OTHER ANNUAL       STOCK       UNDERLYING      ALL OTHER
                                        ------        -----    COMPENSATION      AWARDS         OPTIONS      COMPENSATION
NAME OF PRINCIPAL POSITION   YEAR       ($)          ($)         ($) (1)         ($) (2)        (#) (3)        ($) (4)
--------------------------   ----       ---          ---         -------         -------        -------        -------
James L. Kirk                1997       452,830      256,750         0               0        125,000        23,883
Chairman, President          1996       376,747            0    44,841         351,750         68,279        17,568
and Chief Executive Officer  1995       330,013            0         0               0         70,000         5,347


Michael A. Szomjassy         1997       281,363      155,995         0               0         50,000        41,748
Vice President,              1996       288,093       25,000         0         150,750         65,275        14,682
Eastern Operations           1995       256,266            0         0               0         25,000         5,184


Philip V. Petrocelli         1997       274,122      125,500         0               0         50,000       110,677
Vice President,              1996       264,040       65,476         0         143,375        100,489        76,528
Western Operations           1995       232,513       50,000    50,839          25,000         25,000        19,435


Philip O. Strawbridge        1997       262,376      119,000         0               0         75,000       109,817
Vice President and           1996       187,321            0         0         108,875         22,967        47,305
Chief Financial Officer      1995             0            0         0               0              0             0


Robert J. Blackwell          1997       251,708      114,000         0               0         42,000       108,000
Vice President, Marketing    1996       225,349       28,125    25,505         125,625         66,092        36,621
and Strategic Planning       1995       193,768       30,000         0               0         25,000        29,591



(1) Amounts in 1996 include $37,392 and 0 for financial planning services; $2,126 and $3,377 for country club dues; and $5,323 and $11,845 representing earnings on the contributions made to the retirement deferral accounts in accordance with the Company's Retirement and Incentive Compensation Plan for Messrs. James L. Kirk and Robert J. Blackwell, respectively. Amount in 1996 for Mr. Blackwell includes $7,583 for miscellaneous perquisites and $2,700 for imputed interest. Amount in 1995 for Mr. Petrocelli includes $43,938, $4,466, and $2,435 paid to him for reimbursement of tax costs in connection with the relocation of his principal residence, imputed interest and miscellaneous perquisites, respectively.
(2)       Represents 42,000, 18,000, 17,000, 13,000 and 15,000 shares of restricted stock which were granted to Messrs. James L. Kirk, Szomjassy, Petrocelli, Strawbridge and Blackwell, respectively, the value of which was $8.375 per share as of December 31, 1996.
(3) Amounts in 1996 include 69,453, 31,135, and 38,092 stock options which were granted to Messrs. Petrocelli, Szomjassy, and Blackwell, respectively, on May 9, 1996 in exchange for the surrender of previously granted options.
(4) Amounts in 1995 for Messrs. Petrocelli and Blackwell include $14,286 and $25,000, respectively, in loans forgiven by the Company. Amount in 1996 for Mr. Strawbridge includes $47,261 for a relocation expenses. Amount in 1996 for Mr. Petrocelli includes $19,048 for a loan forgiven by the Company. Amounts in 1996 include matching contributions to each individual's Retirement and Incentive Compensation Plan account of $17,568, $14,682, $57,480, and $36,561, on behalf of Messrs. James L.
          Kirk, Szomjassy, Petrocelli, and Blackwell, respectively. Amounts in 1997 for Messrs. Petrocelli, Strawbridge, and Blackwell include $14,285, $10,000 and $20,000, respectively, in loans forgiven by the Company. See 'Certain Relationships and Related Transactions -- Transactions with Management." Amounts in 1997 include matching contributions to each individual's Retirement and Incentive Compensation Plan account of $22,347, $35,320, $89,165, $92,600, and
          $79,931; and matching contributions to each individual 401(k) account of $0, $5,712, $6,352, $6,352 and $6,352, on behalf of Messrs. Kirk,
          Szomjassy, Petrocelli, Strawbridge, and Blackwell, respectively. On December 30, 1997, pursuant to resolutions approved by the Board of Directors, the vested portion of each individual's Retirement and Incentive Compensation Plan account was distributed to Messrs. James
          L. Kirk, Szomjassy, Petrocelli, Strawbridge, and Blackwell, in the amounts of $109,896,$95,489,$312,464, $123,894, and $257,233,
          respectively.

STOCK OPTIONS

          The following table sets forth information with respect to grants of options pursuant to the Company's 1986 Stock Option Plan made to the executive officers named in the Summary Compensation Table during the 1997 fiscal year.


                                            STOCK OPTION GRANTS IN LAST FISCAL YEAR
                                                       INDIVIDUAL GRANTS
                                  ---------------------------------------------------------
                                                                                                 POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                    NUMBER OF      % OF TOTAL                                       ANNUAL RATES OF
                                   SECURITIES        OPTIONS       EXERCISE                            STOCK PRICE
                                   UNDERLYING      GRANTED TO         OR                            APPRECIATION FOR
                                     OPTIONS        EMPLOYEES        BASE                             OPTION TERM
                                     GRANTED        IN FISCAL       PRICE       EXPIRATION         5%             10%
NAME                                   (#)             YEAR         ($/SH)         DATE           ($)             ($)
----                                  -----           ------       --------       ------        --------        ------
James L. Kirk                       125,000           15.49         8.500        02/12/07     $668,200.54    $1,693,351.36

Philip O. Strawbridge                75,000            9.29         8.500        02/12/07     $400,920.32    $1,018,010.82

Michael A. Szomjassy                 50,000            6.20         8.500        02/12/07     $267,280.22      $677,340.55

Robert J. Blackwell                  42,000            5.20         8.500        02/12/07     $224,515.38      $568,966.06

Philip V. Petrocelli                 50,000            6.20         8.500        02/12/07     $267,280.22      $677,340.55



OPTION EXERCISES AND HOLDINGS

          The following table sets forth information with respect to the executives named in the Summary Compensation Table concerning the exercise of options during the last fiscal year and the value of unexercised options held as of the end of the fiscal year.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES



Name                                                               Number of Securities
----                                                                     Underlying              Value of Unexercised
                                                                        Unexercised              in-the-Money Options
                                    Shares      Value Realized      Options at FY-End (#)             at FY-End ($)
                                   acquired    (Market price at     ---------------------             -------------
                                 on exercise    exercise less
                                      (#)       exercise price)  Exercisable    Unexercisable    Exercisable  Unexercisable
                                      ---       ---------------  -----------    -------------    -----------  -------------
James L. Kirk                         ---             ---          249,070         214,209         21,000         14,000

Michael A. Szomjassy                  ---             ---          110,558          89,717          7,500          5,000

Philip V. Petrocelli                  ---             ---           89,901          85,558          7,500          5,000

Philip O. Strawbridge                 ---             ---           11,992         110,975          1,563          4,688

Robert J. Blackwell                   ---             ---           49,530          83,562          7,500          5,000

          Pursuant to the Merger Agreement, each holder of an option to purchase a share of Company Common Stock was required to elect how their options would be treated as a result of the Merger Agreement. Option-holders could elect that each option, whether vested or unvested, exercisable or unexercisable, be converted into the right to receive an amount in cash equal to the excess of $11.50 over the exercise price per share subject to the option, multiplied by the number of shares subject to the option.

          Alternatively, option-holders could elect to receive an option to acquire, on the same terms and conditions as were applicable to the option-holder's existing option, a number of shares of Parent Common Stock equivalent to the number of shares that could have been purchased under the option-holder's option multiplied by 1.394 (rounded up to the nearest whole number of shares of Parent Common Stock).

          The exercise price under the new Parent options would be equal to the exercise price for the shares under the existing Company options divided by
1.394 (rounded up to the nearest whole cent).

          In the case of any Company option to which Section 422 of the Internal Revenue Code of 1986, as amended applied, the option price, the number of shares purchasable pursuant to such option and the terms and conditions of exercise of such option was determined in accordance with the foregoing, subject to such adjustments as were necessary in order to satisfy the requirements of Section 424(a) of the Internal Revenue Code of 1986, as amended (the "Code")

RETIREMENT AND INCENTIVE COMPENSATION PLAN

          Effective January 1, 1996, the Board of Directors of the Company adopted the Executive Retirement Plan and subsequently amended it on June 21, 1996 and renamed the plan as the Retirement and Incentive Compensation Plan ("RICP"). The RICP is administered by the Compensation and Stock Option Committee. The principal purpose of the RICP is to allow executive officers to defer current federal income taxation of their compensation and, along with the Company's matching contribution, accumulate monies towards retirement in the absence of any Company retirement plan, other than the Company's Retirement Saving Plan which severely restricts officer participation due to certain Internal Revenue Service limitations. Pursuant to the terms of the RICP, executive officers may defer up to 50% of their compensation during any year, provided that such executive officer may not defer more than 30% of his or her compensation during any year to such individual's Retirement Deferral Account (as described below). The Company matches 50% of the amounts deferred by the participant and deposited into the Retirement Deferral Account and matches 100% of the amounts deferred by the participant and deposited into the OHM Common Stock Deferral Account. The participant's contribution, plus the Company match, remain unfunded by the Company until paid to the participant at retirement or other termination of employment. Any amounts deferred by the participant and deposited into the Retirement Deferral Account, and Company matching contributions, are credited monthly with interest at the prime rate and are increased yearly by the annual increase in the S&P 500 index if such increase exceeds the interest credited monthly to the participant during the calendar year. Any amounts deferred by the participant and deposited into the OHM Common Stock Deferral

Account, and Company matching contributions, are credited monthly in units on the basis of the average of the market value of the Company's Common Stock during the preceding calendar month.

OHM CORPORATION RETIREMENT SAVINGS PLAN

          The Company's Retirement Savings Plan (the "Retirement Plan") was established in 1986. Officers of the Company, together with substantially all full-time salaried employees and certain other employees of the Company and its subsidiaries, are eligible to participate in the Retirement Plan. Participants may make basic contributions of up to a combination of 15% of their compensation, as defined in the Retirement Plan, which qualify for deferred tax treatment under Section 401(k) of the Code. The Company makes matching contributions of 100% of the first two percent of the participant's compensation contributed to the Retirement Plan and 50% of the next four percent of the participant's compensation contributed to the Retirement Plan. Matching contributions are allocated to the accounts of participants in the Retirement Plan who have completed two years of service. The Company also may, in its discretion, make profit sharing contributions to the Retirement Plan which will be allocated to all eligible employees. All participant contributions are invested at the direction of the participant, and all profit sharing contributions are invested at the direction of the Retirement Plan committee. Matching contributions are made in Company stock and, upon allocation to a participant's account, may be reinvested at the direction of the participant. Amounts attributable to the Company's matching contributions vest upon the earlier of (i) the completion of two years of service, or (ii) the participant's death, disability or attaining age 65 while an employee. During 1997, an aggregate of $46,472 was contributed as matching contributions under the Retirement Plan to the accounts of all executive officers as a group. Matching contributions for the five most highly compensated executed officers named are shown above under the heading "Executive Compensation and Other Information, Summary of Cash and Certain Other Compensation." The Company made no profit sharing contributions to the retirement plan during 1997.

DIRECTORS' NON-QUALIFIED STOCK OPTION PLAN

          The Company recognizes the importance of attracting and retaining outstanding individuals as directors and of stimulating the active interest of these persons in the development and financial success of the Company. In addition, the Company endorses the position that stock ownership arrangements are beneficial in aligning Directors' and shareholders' interests in the enhancement of shareholder value. The Board of Directors believes that the Directors' Non-Qualified Stock Option Plan (the "Director Option Plan") is a significant factor in furtherance of these objectives and intends, through the Director Option Plan, to increase the Company's profits by providing such persons with opportunities to acquire shares of the Common Stock of the Company on advantageous terms.

          Only Directors who are not employees of the Company and its subsidiaries are eligible to participate in the Director Option Plan. The Director Option Plan provides that the total number of shares that may be sold upon the exercise of stock options shall not exceed 1,000,000 shares of Common Stock. The Director Option Plan is of indefinite duration and will continue in effect until all shares reserved for options thereunder have been sold or until earlier termination of the Director Option Plan.

          The Director Option Plan provides for automatic grants of options to purchase shares of Common Stock of the Company to Directors of the Company who are not employees of the Company or its subsidiaries. Under the Director Option Plan, each person who was an incumbent non-employee Director of the Company received an option to purchase 15,000 shares of Common Stock, as of August 6, 1992, the effective date of the Director Option Plan, provided that the total number of shares each optionee was eligible to receive was reduced by the number of shares of Common Stock subject to prior option grants to such Director. Each person who first becomes a non-employee Director of the Company after the effective date is entitled to receive an option to purchase 15,000 shares of Common Stock as of the date such person first became a non-employee Director. Each person who is a non-employee Director of the Company is entitled to receive an option to purchase 5,000 shares of Common Stock immediately after each of the Company's annual meetings of shareholders. An option is exercisable in full upon six months of continuous service as a non-employee Director. Options granted under the Director Option Plan are options that do not qualify under particular provisions of the Code. The Director Option Plan is administered by employee directors who are not eligible to participate in the Director Option Plan.

DIRECTORS' DEFERRED FEE PLAN

          The Board of Directors has adopted the Directors' Deferred Fee Plan (the "Deferred Fee Plan"), the purpose of which is to help solidify the common interest of Directors and shareholders in enhancing the value of the Company's Common Stock. It is also intended that the Deferred Fee Plan will assist in attracting and retaining qualified individuals to serve as Directors. The Deferred Fee Plan will give those Directors who are not also employees of the Company an opportunity to defer current federal income taxation of all or a portion of their annual retainer and meeting fees payable by the Company for their services as a Director.

          Under the terms of the Deferred Fee Plan, a Director may elect to have his or her Director's fees credited to an account in either cash or units (an accounting unit equal in value to one share of Common Stock). Deferred fees that a Director elects to have credited in cash will be credited to the Director's account as they become payable to the Director. A Director's account to which fees have been credited in cash will earn interest annually at the rate of interest payable on one-year U.S. Treasury Bills or such other rate as the Committee designated by the Deferred Fee Plan may establish. In no event, however, will the rate of interest be more than five percent higher than the rate payable on such U.S. Treasury Bills. Deferred fees payable in units will be credited, together with an amount equal to 10% of such deferred fees, to a Director's account after the end of the fiscal year on the basis of the average of the market values of the Common Stock on the last trading day in each calendar month during the year. Each account to which fees have been credited in units shall be credited annually after the end of each fiscal year with additional units equal in value to the amount of cash dividends paid by the Company during such year on Common Stock equivalent to the average daily balance of units in such account during the year. The maximum number of units that may be granted under the Deferred Fee Plan during its term is 100,000 in the aggregate. The Deferred Fee Plan is administered by a Committee consisting of the Chairman of the Board (provided he is an employee-director) and two Company officers or directors who are employee-directors appointed by the Chairman of the Board.

EMPLOYMENT AND INDEMNIFICATION AGREEMENTS

          The Company has entered into agreements with the executive officers named in the Summary Compensation Table and certain other executive officers providing that in the event of any "change in control" of the Company, such officers would continue their employment with the Company in their present position for terms of approximately three years following such change in control. During such term of employment, each such officer would be entitled to receive base compensation and to continue to participate in incentive and employee benefit plans at levels no less favorable to him than prior to commencement of the term or to receive a lump sum payment, following the termination of his employment. Benefits under these agreements are subject to an overall limitation which assures that payments will not constitute "excess golden parachute payments" under federal income tax law. While each of such agreements is presently in effect, none become operative until a change in control of the Company has occurred, prior to which time the Company and such officer each reserves the right at any time with or without cause to terminate their employment relationship. The transactions that are deemed to result in a change in control for the purposes of these agreements include (a) merger or consolidation of the Company with, or sale of all or substantially all its assets to another corporation, as a result of which less than a majority of the voting shares of the surviving entity are owned by former stockholders of the Company; (b) any person becoming the beneficial owner of 25% or more of the voting stock of the Company; (c) reporting by the Company under specified provisions of the federal securities laws that a change in control has occurred; and (d) when within any two-year period, a majority of directors at the beginning of such period (not including persons approved by at least two-thirds of the Directors still in office who were directors at the beginning of such period) cease to be directors of the Company. Effective December 12, 1995, the Company terminated the employment agreements in effect as of such date and, effective as of January 1, 1996, entered into revised employment agreements with the executive officers of the Company. The revised employment agreements include the provisions described above, except that the Board of Directors may, by vote of three-quarters of the members, determine that a change in control described in (b) above will not cause the employment agreement to become operative.

          The Company has also entered into indemnification agreements (the "Indemnification Agreements") with each current member of the Board of Directors as well as with each executive officer of the Company. The form and execution of the Indemnification Agreements were approved by the Company's shareholders. The Indemnification Agreements were amended as of January 1, 1996 to provide that Ohio law determines the rights and responsibilities of the Company and the indemnitee. The amendment was necessary to reflect the Company's reincorporation under Ohio law previously approved by the shareholders. Such agreements essentially provide that, to the extent permitted by Ohio law, the Company will indemnify the indemnitee against all expenses, costs, liabilities and losses (including attorney's fees, judgments, fines or settlements) incurred or suffered by the indemnitee in connection with any suit in which the indemnitee is a party or otherwise involved as a result of his service as a member of the Board or as an officer.

          The Company also has entered into certain employment agreements with twelve officers and employees of subsidiaries of the Company for up to one year in the form of severance and retention agreements to assist in the transition resulting from the Merger.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Gorr, Getz and Schmidt are members of the Compensation and Stock Option Committee of the Board of Directors of the Company. Mr. Getz is employed by WMX, which beneficially owns 37.63% of the Company's Common Stock. WMX and its affiliates and the Company are parties to various agreements, including the Guaranty Agreement, the Warrant Agreement and the Standstill and Non-Competition Agreement discussed below. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Company's Common Stock is the Company's only outstanding class of voting securities. The following table sets forth certain information as of January 10, 1998 with respect to the beneficial ownership of the Company's Common Stock by (i) holders of 5% or more of the outstanding Common Stock, (ii) each Director of the Company, (iii) the executive officers named in the Summary Compensation Table under "Executive Compensation and Other Information" and (iv) all Directors and executive officers of the Company as a group.

                                                                        AMOUNT AND NATURE
                                                                          OF BENEFICIAL              PERCENTAGE
NAME                                                                      OWNERSHIP (1)               OF CLASS
----                                                                      -------------               --------

WMX Technologies, Inc. (2)
  3003 Butterfield Road
  Oak Brook, Illinois 60521                                                10,368,000                  37.63%

State of Wisconsin Investment Board (3)
  P.O. Box 7842
  Madison, Wisconsin 53707                                                  1,517,000                   5.51%

H. Wayne Huizenga (4)
  200 South Andrews Avenue
  Fort Lauderdale, Florida 33301                                            1,500,000                   5.25%

James L. Kirk (5)(6)(7)                                                     2,280,960                   8.14%
Joseph R. Kirk (5)(6)(7)                                                    2,569,138                   9.25%
Herbert A. Getz (6)                                                            25,000                      *
Ivan W. Gorr (6)(8)                                                            50,606                      *
Dr. Charles D. Hollister (6)                                                   40,000                      *
William P. Hulligan(6)                                                         20,000                      *
James E. Koenig (6)(7)                                                         25,150                      *
Richard W. Pogue (6)(7)                                                        53,000                      *
Charles W. Schmidt (6)(7)(8)                                                   78,190                      *
Robert J. Blackwell (6)                                                       173,076                      *
Philip V. Petrocelli (6)(8)                                                   212,735                      *
Philip O. Strawbridge (5)(6)(8)                                               148,274                      *
Michael A. Szomjassy (5)(6)(8)                                                223,159                      *
All Directors and executive officers as a group
  (17 persons) (5)(6)                                                       6,122,185                  20.87%

*  less than 1%.

(1) Information with respect to beneficial ownership is based on information furnished to the Company by each shareholder included in this table. Except as indicated in the notes to the table, each shareholder included in the table has sole voting and investment power with respect to the shares shown to be beneficially owned. Beneficial ownership is calculated in accordance with the rules and regulations of the Commission.

(2) According to a Schedule 13D dated June 8, 1995 jointly filed by WMX , Chemical Waste Management, Inc., Rust Holding Company Inc., and Rust International Inc. Assumes the exercise of warrants currently exercisable to purchase 700,000 shares of Common Stock pursuant to that certain Warrant Agreement between the Company and WMX described below.

(3) According to an Amendment No. 8 to Schedule 13G filed by the State of Wisconsin Investment Board.

(4) According to a Schedule 13D, dated April 1, 1995, filed by Mr. Huizenga. Assumes the exercise of options currently exercisable or exercisable within 60 days to purchase 1,000,000 shares of Common Stock, but does not include 500,000 shares of Common Stock owned by the Huizenga Family Foundation, Inc. as to which Mr. Huizenga disclaims beneficial ownership.

(5) The address of the shareholder is c/o OHM Corporation, 16406 U.S. Route 224 East, Findlay, Ohio 45840.

(6) Assumes the exercise of options to purchase 463,279, 210,000, 25,000, 40,000, 40,000, 20,000, 25,000, 40,000, 30,000, 133,092, 175,489,
          122,967, 200,275, and 1,737,494 by Messrs. James L. Kirk, Joseph R.
          Kirk, Getz, Gorr, Hollister, Hulligan, Koenig, Pogue, Schmidt, Blackwell, Petrocelli, Strawbridge, Szomjassy, respectively, and all directors and executive officers as a group, respectively.

(7) Includes 20,562 shares of Common Stock held in three trusts by Mr. James L. Kirk's wife as trustee for the benefit of the Kirk's children, and 2,600 held in trust by Mr. James L. Kirk's daughter as trustee for the benefit of Mr. Kirk's grandchild, as to which Mr. James L. Kirk disclaims beneficial ownership. Includes 30,201 shares of Common Stock held in three trusts by Mr. Joseph R. Kirk's wife as trustee for the benefit of the Kirk's children, as to which Mr. Joseph
          R. Kirk disclaims beneficial ownership. Includes 150 shares of Common Stock held in trust for the benefit of Mr. Koenig's brother as to which he disclaims beneficial ownership. Includes 1,000 shares of Common Stock held in trust for the benefit of Mr. Pogue's wife as to which he disclaims beneficial ownership. Includes 10,000 shares of Common Stock held in trust for the benefit of Mr. Schmidt's wife as to which he disclaims beneficial ownership.

(8)       Includes 8,606, 8,190, 5,479, 7,083, 11,537, and 3,130 phantom stock units held by Messrs. Gorr, Schmidt, Blackwell, Petrocelli, Strawbridge, and Szomjassy, respectively.

(9) The information set forth in this table predates the consummation of the Offer.

          James L. Kirk and Joseph R. Kirk are brothers, each of whom disclaims beneficial interest in the shares owned by the other.

CHANGES IN CONTROL

          The Company has entered into the Merger Agreement pursuant to which the Purchaser, a wholly owned subsidiary of Parent, is making the Offer to purchase the Shares at a price of $11.50 per Share, net to the tendering shareholder in cash, subject to the terms and conditions set forth in the Offer to Purchase, dated January 16, 1998, and the related Letter of Transmittal. The Offer is described in the Tender Offer Statement on Schedule 14D-1 filed by Purchaser on January 16, 1998 with the Commission.

          The Merger Agreement provides that, regardless of whether Shares are accepted for payment or paid for in the Offer, but subject to the satisfaction or waiver of certain conditions precedent (including the approval of the Merger Agreement by holders of a majority of the outstanding Shares), Purchaser will merge with and into the Company , and the Company will be the surviving corporation in the Merger, with the result that the Company will become a wholly owned subsidiary of Parent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

          The Company provides Robert W. Kirk, a former officer and stockholder of the Company and father of James L. Kirk and Joseph R. Kirk, with a pension arrangement pursuant to which the Company is to make payments of $96,000 per year, subject to further cost of living adjustments, for the remainder of his life and that of his spouse if she survives him. During 1997, the Company made payments totaling $117,955 to Robert W. Kirk under this pension arrangement.

          The Company has entered into a five-year employment agreement with Mr. Joseph Kirk during 1996, pursuant to which he will be entitled to a salary of $250,000 payable in the initial year, and decreasing $25,000 during each of the four succeeding years. Under the agreement, Mr. Kirk is eligible to receive other benefits and perquisites payable to senior employees.

          In the normal course of business, the Company has purchased subcontractor services on certain of its projects from Kirk Brothers Co., Inc. ("KBC") which totaled $1,161,000, $2,265,000 and $615,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The principal shareholders of KBC are directly related to certain officers and directors of the Company.

          During 1997, OHMR paid $471,593 to KBC. This amount represents payments made to KBC for subcontract services.

          OHMR leases a building with approximately 5,400 square feet for a monthly rental of $2,500 on a month-to-month basis from The KDC Company ("KDC"), the principal shareholders of which are James L. Kirk and Joseph R. Kirk. OHMR utilizes the building, located near its headquarters in Findlay, Ohio, for the storage of equipment and inventory and made rental payments to KDC aggregating $20,000 during 1997 under this arrangement.

          OHMR leases office and storage space from Findlay Machine and Tool, Inc. ("FMT"), of which Joseph R. Kirk is the principal shareholder pursuant to a lease. The rate and other terms of the lease were approved by the Board of Directors on November 7, 1995 and amended on March 6, 1996 and August 13, 1996. During 1997, OHMR made payments to FMT totaling $297,860 under the lease.

          In connection with the commencement of his employment, Mr. Philip V. Petrocelli, Vice President, Western Operations, received a $100,000 interest free loan to be forgiven in equal installments on the anniversary date of his employment over seven consecutive years. The balance of the loan becomes due and payable immediately in the event Mr. Petrocelli voluntarily leaves the employment of the Company or is terminated for cause before August 30, 2000. During 1997, $14,286 of the principal balance was forgiven. As of December 31, 1997, the aggregate principal amount outstanding was $38,095.

          In November 1997, the Company entered into an agreement to purchase a new aircraft for use in the Company's business. In connection with such agreement, the Company deposited the sum of $100,000 with the seller of such aircraft. The Company has determined not to complete the purchase of the aircraft. James L. Kirk has proposed that an entity in which he has a personal interest assume the Company's obligations under the foregoing purchase agreement and reimburse the Company in the amount of the deposit made.

         The Company has been reimbursed by NSC for certain third party charges paid on NSC's behalf, such as letter of credit fees, insurance and bonding costs and legal fees. The costs charged to NSC for general liability and other insurance coverages were $188,000, $1,774,000 and $981,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In the normal course of business, NSC has provided the Company with subcontract services on certain of its projects for asbestos abatement and industrial maintenance services. The costs for such services were $233,000, $40,000 and $212,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has provided remediation services to NSC in the amount of $121,000 for the year ended December 31, 1996.

TRANSACTIONS WITH SHAREHOLDERS

          In connection with the Reorganization Agreement (the "Reorganization Agreement") entered into in connection with the Company's purchase of Rust Environmental, Inc., the Company and Rust, the parent of Rust Environmental, Inc., entered into certain business agreements. First, Rust agreed that the Company would provide all environmental remediation services under Rust's governmental Total Environmental Restoration Contracts ("TERCs"), and a portion of all fees earned under such contracts.

          In the normal course of business, the Company has provided to WMX and its affiliates certain subcontractor services on remediation and construction projects, the cost of these services, in the aggregate, were $23,664,000, $12,959,000 and $10,242,000 for the years ended December 31, 1997, 1996 and
1995, respectively. The Company has purchased from WMX and its affiliates, hazardous waste disposal services, the cost of these services, in the aggregate, were $6,868,000, $7,536,000 and $6,636,000 for the years ended December 31,
1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, the
Company has $2,831,000, $6,873,000 and $3,871,000 of accounts receivable and $1,385,000, $968,000 and $806,000 of accounts payable, respectively, recorded related to such activities. In addition to the above, WMX paid $15,000,000 to the Company in 1996, which was related to final payments due under terms of the Reorganization Agreement, as amended March 22, 1996.

          Rust also agreed to maintain, at its cost, certain payment, performance and surety bonds in connection with certain Rust projects acquired in connection with the transaction, and to assist the Company in preparing documents and favorable pricing from Rust and affiliated Company vendors.

THE GUARANTY AGREEMENT

          In connection with the Reorganization Agreement, WMX, the majority stockholder of Rust, and the Company entered into a Guaranty Agreement, which provides that in exchange for a Warrant (described below), WMX guaranteed indebtedness of the Company in an amount not to exceed $62,000,000. The guaranty amount may be increased from time to time, up to an amount not to exceed $75,000,000 in the event the Warrant is, in whole or in part, exercised by WMX or transferred to a third party. On May 31, 1995, WMX guaranteed certain indebtedness under the Company's Revolving Credit Agreement and the Company, in consideration thereof, executed a Reimbursement Agreement in favor of WMX obligating the Company to reimburse WMX for any payments by WMX under the Guaranty. The Guaranty Agreement and related guarantees will terminate upon consummation of the Merger.

THE WARRANT AGREEMENT

          In consideration for the Guaranty, the Company issued a Warrant to WMX which is exercisable, in whole or in part, until May 31, 2000, for an aggregate of 700,000 shares of Common Stock (the "Warrant Shares") at an exercise price of $15.00 per Warrant Share (the "Exercise Price"). The Warrant provides further that the acquisition by WMX of any of the Warrant Shares upon exercise of all or any portion of the Warrant is subject to the ownership limitation on WMX and its affiliates (the "WMX Group") set forth in the Standstill and Non-Competition Agreement (the "Standstill Agreement") described below. The Warrant provides for certain adjustments to the Exercise Price and/or the number of Warrant Shares purchasable upon exercise in the event of a stock combination, stock split, a capital reorganization or reclassification, a merger or consolidation, or a sale or conveyance of all or substantially all of the Company's assets. In connection with the Merger, WMX agreed to cancel without any separate consideration, the Warrant Agreement and any rights it may have to purchase additional Common Stock thereunder effective as of the repayment of the Company's obligations under the Guaranty Agreement.

THE STANDSTILL AND NON-COMPETITION AGREEMENT

          Pursuant to the Reorganization Agreement, the Company, WMX and Rust entered into a Standstill Agreement providing that the WMX Group will not acquire any of the Company's Common Stock or any of the Company's other securities entitled to vote generally for the election of directors ("Voting Securities") other than pursuant to exercise of the Warrant, or in acquisitions, including exercise of the Warrant, that do not result in the aggregate ownership by the WMX Group of more than 40% of the Company's Voting Securities, or such lesser percentage as may exist from time to time as the result of voluntary dispositions by the WMX Group (the "Ownership Limit").

          Pursuant to the Standstill Agreement, no member of the WMX Group shall acquire Voting Securities which would result in the WMX Group owning Voting Securities beyond the Ownership Limit unless the acquisition is (i) made pursuant to an offer for all of the Company's outstanding Voting Securities at the same price, and (ii) is approved by either the Company's independent directors or the Company's shareholders, other than the WMX Group and certain other shareholders, pursuant to the Control Share Acquisition provisions of the Company's Amended and Restated Articles of Incorporation. The Standstill Agreement also provides that if the WMX Group's ownership level falls below 20% of the outstanding Voting Securities, the WMX Group shall have an option to purchase from the Company sufficient Voting Securities at fair market value to raise its ownership to not more than 21% of the outstanding Voting Securities. The WMX Group, pursuant to the Standstill Agreement, agrees, among other things, not to solicit proxies in opposition to any matter recommended by a majority of the Company's directors not representing WMX (the "Non-WMX Directors"), or to solicit a tender offer or business combination.

          As long as the WMX Group owns at least 20% of the Voting Securities, the Company will include as nominees to the Board of Directors a number of WMX Group designees proportionate to the WMX Group's ownership interest (to the lowest corresponding whole directorship). Furthermore, so long as the WMX Group owns at least 20% of the outstanding Voting Securities, WMX shall take all actions in its control to include at least three independent Directors on the Company's Board of Directors. The Standstill Agreement provides that the WMX Group shall vote its Common Stock for the Company's nominees to the Board of Directors selected by a majority of the Non-WMX Directors. The WMX Group shall vote on all other matters (i) in accordance with the recommendations of the majority of the Non-WMX Directors, or (ii) if no recommendation is made, in the same proportion as other shareholders of the Company shall vote.

          Pursuant to the Standstill Agreement, WMX, Rust and their respective wholly-owned subsidiaries (the "WMX Affiliates") have agreed not to engage in the business of providing field services for the on-site remediation of hazardous substances in North America for seven years after the closing except as otherwise provided in the Standstill Agreement. The Standstill Agreement also provides that for so long as the WMX Group owns at least 20% of the outstanding Voting Securities, (i) the Company shall be a preferred provider of certain environmental remediation services to the WMX Affiliates, and (ii) the WMX Affiliates shall be preferred providers of engineering, consulting and design environmental and waste management services to the Company. Also, Rust will provide the Company access to its engineering, consulting, design and project management services personnel on the same terms and conditions as Rust provides them to WMX Affiliates. Additionally, the Standstill Agreement provides that the WMX Affiliates will contract with the Company for $20 million of environmental remediation services prior to December 31, 1996, which was extended to December 31, 1997. Key provisions of the Standstill Agreement will terminate upon the occurrence of the Merger.

          Pursuant to the Merger Agreement and the Repurchase Agreement, the Company repurchased from WMX and its affiliates 2,535,381 Shares for $11.50 per share, concurrently with the payment for Shares pursuant to the Offer (the "Repurchase"), and WMX and its affiliates tendered 7,111,543 Shares in the Offer. Pursuant to the Repurchase Agreement, WMX and its affiliates also agreed to vote all Shares held by them in favor of the Merger. WMX also agreed to cancel, without payment of any separate consideration, the Warrants and any rights it may have to purchase additional shares of Common Stock.

OTHER SERVICES

          In 1997, OHMR received from WMX and its affiliates $23,663,946 for remediation and construction services performed by OHMR. OHMR paid $6,867,570 to WMX and its affiliates for engineering-related and disposal services under the preferred provider provisions of the Standstill Agreement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

          Consolidated Balance Sheets -As of December 31, 1997 and 1996

          Consolidated Statements of Operations -For the Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Changes in Shareholders' Equity -For the Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows -For the Years Ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

(a)(2) The following consolidated financial statement schedule of the Company and its subsidiaries is submitted herewith:

          Schedule II Valuation and Qualifying Accounts -- For the Years Ended December 31, 1997, 1996 and 1995

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

2.10 Agreement and Plan of Merger, dated January 15, 1998, by and among the Registrant, International Technology Corporation and IT-Ohio, Inc. [incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.11 Share Repurchase Agreement, dated as of January 15, 1998, by and among the Registrant, International Technology Corporation, Waste Management, Inc. and Rust International, Inc. [incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].


------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

EXHIBIT           EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.12 Company Voting Agreement, dated as of January 15, 1998, by and among the Registrant, International Technology Corporation, James L. Kirk, Joseph R. Kirk, H. Wayne Huizenga and The Huizenga Family Foundation [incorporated by reference to
                  Exhibit 3 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.13 Parent Voting Agreement, dated as of January 15, 1998, by and among International Technology Corporation, the Registrant and certain stockholders of International Technology Corporation affiliated with The Carlyle Group [incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.14 Letter Agreement, dated January 15, 1998, by and between the Registrant and H. Wayne Huizenga [incorporated by reference to
                  Exhibit 5 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.15 Amended and Restated Share Repurchase Agreement, dated as of February 11, 1998, by and among the Registrant, International Technology Corporation, Waste Management, Inc. and Rust International, Inc.

2.16 Second Amended and Restated Share Repurchase Agreement, dated as of February 17, 1998, by and among the Registrant, International Technology Corporation, Waste Management, Inc. and Rust International, Inc.

3.1 Amended and Restated Articles of Incorporation of the Registrant dated May 19, 1994 [incorporated by reference to
                  Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

3.2 Amended and Restated Regulations of the Registrant [incorporated by reference to Annex 1 to the Registrant's Proxy Statement on Schedule 14A for its 1997 Annual Meeting].

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


------------------

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


------------------

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

10.19 Guaranty Agreement by and among the Registrant and WMX Technologies, Inc., dated May 30, 1995 [incorporated by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995].

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


------------------

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

10.37 Equipment Agreement, dated as of December 24, 1996, between BTM Capital Corporation and OHM Remediation Services Corp. [incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996].

10.38 Supplement No. 01 to the Equipment Agreement, dated as of December 24, 1996, between BTM Capital Corporation and OHM Remediation Services Corp. [incorporated by reference to
                  Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996].

10.39 Stock Purchase Agreement, dated June 17, 1997, by and among OHM Corporation, Beneco Enterprises, Inc., Bennie Smith, Jr., Robert Newberry and Scott Doxey [incorporated by reference to
                  Exhibit 2.1 to the Registrant's Report on Form 8-K filed on July 2, 1997].

10.40 Amendment No. 2 and Waiver, dated as of August 12, 1997, to the Revolving Credit Agreement, dated as of May 31, 1995, by and among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois), as Issuing and Paying Agent and Co-Agent [incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].

10.41 Third Amendment, dated as of August 12, 1997, to Security Agreement, dated as of May 11, 1993, by and among OHM Corporation, OHM Remediation Services Corp., Beneco Enterprises, Inc., Citicorp USA, Inc. as Administrative Agent and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois) as Issuing and Paying Agent and Co-Agent [incorporated by reference to
                  Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].

10.42 Second Amendment, dated as of August 12, 1997, to Pledge Agreement, dated as of May 11, 1993, by and between OHM Corporation and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois), as Issuing and Paying Agent [incorporated by reference to
                  Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].


------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

EXHIBIT           EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.43 Guaranty, dated as of August 12, 1997, by Beneco Enterprises, Inc., in favor of the banks under the Revolving Credit Agreement, as amended as of August 12, 1997 by and among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America National Trust and Savings association (successor by merger to bank of American Illinois), as Issuing and Paying Agent and Co-Agent [incorporated by reference to
                  Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].

10.44* OHM Corporation Incentive Stock Plan, effective as of August 15, 1996 [incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Schedule 14A for its 1997 Annual Meeting].

10.45* OHM Corporation 1986 Option Plan, as amended and restated [incorporated by reference to Annex 3 to the Registrant's Proxy Statement on Schedule 14A for its 1997 Annual Meeting].

21                Subsidiaries of the Registrant.

23                Consent of Ernst & Young LLP.

24                Powers of Attorney of certain directors of the Company.

27                Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the three months ended December 31, 1997.

(c) The response to this portion of Item 14 is included as Exhibits to this report.




------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OHM CORPORATION

                                           By: /s/ STEVEN E. HARBOUR
                                           ------------------------------------
                                           Steven E. Harbour-Vice President,
                                           Legal and Secretary

February 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 27, 1998.

* JAMES L. KIRK
-----------------------------------------------------
James L. Kirk-Chairman of the Board, President and Chief Executive Officer

* PHILIP O. STRAWBRIDGE
-----------------------------------------------------
Philip O. Strawbridge-Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)

* KRIS E. HANSEL
-----------------------------------------------------
Kris E. Hansel-Vice President and Controller (Principal Accounting Officer)

* WILLIAM P. HULLIGAN
-----------------------------------------------------
William P. Hulligan-Director

* HERBERT A. GETZ
-----------------------------------------------------
Herbert A. Getz-Director

* IVAN W. GORR
-----------------------------------------------------
Ivan W. Gorr-Director

* CHARLES D. HOLLISTER
-----------------------------------------------------
Charles D. Hollister-Director

* JOSEPH R. KIRK
-----------------------------------------------------
Joseph R. Kirk-Director

* RICHARD W. POGUE
-----------------------------------------------------
Richard W. Pogue-Director

* CHARLES W. SCHMIDT
-----------------------------------------------------
Charles W. Schmidt-Director

* The undersigned, by signing his name hereto does sign and execute this report pursuant to Powers of Attorney executed on behalf of the above-named directors and contemporaneously herewith filed with the Securities and Exchange Commission.


/s/ STEVEN E. HARBOUR                                         February 27, 1998
-----------------------------------------------------
Steven E. Harbour, Attorney-in-Fact

OHM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)


Column A                                           Column B         Column C         Column D         Column E         Column F
--------                                           --------         --------         --------         --------         --------
                                                                             Additions
                                                                             ---------
                                                  Balance at       Charged to       Charged to          (2)             Balance
                                                  Beginning        Costs and          Other          Deductions         at End
Description                                       of Period         Expenses       Accounts (1)       Describe         of Period
-----------                                       ---------         --------       ------------       --------         ---------

Year ended December 31, 1997
   Allowance for Uncollectible Accounts            $ 24,928         $ 24,858          $    --         $ 34,339         $ 15,447
Year ended December 31, 1996
   Allowance for Uncollectible Accounts            $ 25,911         $  5,343          $ 1,208         $  7,534         $ 24,928
Year ended December 31, 1995
   Allowance for Uncollectible Accounts            $ 26,063         $  2,931          $ 2,628         $  5,711         $ 25,911

(1) Adjustments made as a result of the acquisition of the hazardous and nuclear waste remediation service business of Rust International Inc.

(2)      Uncollectible accounts charged against the valuation reserve.

                          COMMISSION FILE NUMBER 1-9654
                          -----------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K


                     ANNUAL REPORT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1997


                             ---------------------


                                 OHM CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





                              ---------------------


                                    EXHIBITS


                              ---------------------

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

2.10 Agreement and Plan of Merger, dated January 15, 1998, by and among the Registrant, International Technology Corporation and IT-Ohio, Inc. [incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.11 Share Repurchase Agreement, dated as of January 15, 1998, by and among the Registrant, International Technology Corporation, Waste Management, Inc. and Rust International, Inc. [incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.12 Company Voting Agreement, dated as of January 15, 1998, by and among the Registrant, International Technology Corporation, James L. Kirk, Joseph R. Kirk, H. Wayne Huizenga and The Huizenga Family Foundation [incorporated by reference to
                  Exhibit 3 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.13 Parent Voting Agreement, dated as of January 15, 1998, by and among International Technology Corporation, the Registrant and certain stockholders of International Technology Corporation affiliated with The Carlyle Group [incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.14 Letter Agreement, dated January 15, 1998, by and between the Registrant and H. Wayne Huizenga [incorporated by reference to
                  Exhibit 5 to the Registrant's Current Report on Form 8-K filed on January 21, 1998].

2.15 Amended and Restated Share Repurchase Agreement, dated as of February 11, 1998, by and among the Registrant, International Technology Corporation, Waste Management, Inc. and Rust International, Inc.

2.16 Second Amended and Restated Share Repurchase Agreement, dated as of February 17, 1998, by and among the Registrant, International Technology Corporation, Waste Management, Inc. and Rust International, Inc.


----------------------

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


----------------------

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


----------------------

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

----------------------

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

10.37 Equipment Agreement, dated as of December 24, 1996, between BTM Capital Corporation and OHM Remediation Services Corp. [incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996].

10.38 Supplement No. 01 to the Equipment Agreement, dated as of December 24, 1996, between BTM Capital Corporation and OHM Remediation Services Corp. [incorporated by reference to
                  Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996].

10.39 Stock Purchase Agreement, dated June 17, 1997, by and among OHM Corporation, Beneco Enterprises, Inc., Bennie Smith, Jr., Robert Newberry and Scott Doxey [incorporated by reference to
                  Exhibit 2.1 to the Registrant's Report on Form 8-K filed on July 2, 1997].

10.40 Amendment No. 2 and Waiver, dated as of August 12, 1997, to the Revolving Credit Agreement, dated as of May 31, 1995, by and among OHM Corporation and OHM Remediation Services Corp., and the banks named therein, Citicorp USA, Inc., as Administrative Agent and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois), as Issuing and Paying Agent and Co-Agent [incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].

10.41 Third Amendment, dated as of August 12, 1997, to Security Agreement, dated as of May 11, 1993, by and among OHM Corporation, OHM Remediation Services Corp., Beneco Enterprises, Inc., Citicorp USA, Inc. as Administrative Agent and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois) as Issuing and Paying Agent and Co-Agent [incorporated by reference to
                  Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].

10.42 Second Amendment, dated as of August 12, 1997, to Pledge Agreement, dated as of May 11, 1993, by and between OHM Corporation and Bank of America National Trust and Savings Association (successor by merger to Bank of America Illinois), as Issuing and Paying Agent [incorporated by reference to
                  Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].

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

----------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

                  as Issuing and Paying Agent and Co-Agent [incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997].

10.44* OHM Corporation Incentive Stock Plan, effective as of August 15, 1996 [incorporated by reference to Annex 2 to the Registrant's Proxy Statement on Schedule 14A for its 1997 Annual Meeting].

10.45* OHM Corporation 1986 Option Plan, as amended and restated [incorporated by reference to Annex 3 to the Registrant's Proxy Statement on Schedule 14A for its 1997 Annual Meeting].

21                Subsidiaries of the Registrant.

23                Consent of Ernst & Young LLP.

24                Powers of Attorney of certain directors of the Company.

27                Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the three months ended December 31, 1997.

(c) The response to this portion of Item 14 is included as Exhibits to this report.







----------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.