Form 10-Q/A
period 1997-03-31
OHM CORP
filed 1998-05-08
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         ------------------------------


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                   (MARK ONE)
      X  AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -----           THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997



                                       OR



              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -----          THE SECURITIES EXCHANGE ACT OF 1934



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




                                 (419) 423-3529
              (Registrant's telephone number, including area code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X   No
                                     -----   -----
     The number of shares of Common Stock, par value $0.10 per share, outstanding on April 30, 1997 was 27,111,583.

This report is an amendment to the OHM Corporation quarterly report on Form 10-Q for the quarter ended March 31, 1997. This report is being amended to modify (1) the Condensed Consolidated Financial Statements for the reclassification of deferred contract costs from long-term to current, (2) the disclosures in the Notes to the Condensed Consolidated Financial Statements and (3) Management's Discussion and Analysis of Financial Condition and Results of Operations for the Results of Operations.

The following items to the Company's report on Form 10-Q are being filed herewith:

         Part I           Item 1 - Financial Statements
                          Item 2 - Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
         Part II          Item 1 - Legal Proceedings
                          Item 6 - Exhibits and Reports on Form 8-K

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
         and December 31, 1996............................................................................    1

         Condensed Consolidated Statements of Income (Unaudited) for the Three Months
         Ended March 31, 1997 and 1996....................................................................    2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
         Ended March 31, 1997 and 1996....................................................................    3

         Notes to Condensed Consolidated Financial Statements (Unaudited).................................    4

         Independent Accountants' Review Report...........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    8


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................   12

Item 6.  Exhibits and Reports on Form 8-K.................................................................   12

Signatures ...............................................................................................   13

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                 OHM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                           March 31,            December 31,
                                                                                             1997                   1996
                                                                                           --------               --------
                                                                                         (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents......................................................         $   6,265             $   14,002
  Accounts receivable............................................................            79,012                 85,461
  Costs and estimated earnings on contracts in process in excess of billings.....            52,431                 56,303
  Materials and supply inventory, at cost........................................            14,443                 13,899
  Prepaid expenses and other assets..............................................            26,274                 22,663
  Deferred income taxes..........................................................            10,231                 10,513
  Refundable income taxes........................................................               476                    493
                                                                                           --------               --------
                                                                                            189,132                203,334
                                                                                           --------               --------
Property and Equipment, net......................................................            72,166                 70,521
                                                                                           --------               --------
Other Noncurrent Assets:
  Investments in affiliated company..............................................            23,370                 23,185
  Intangible assets relating to acquired businesses, net.........................            33,297                 33,534
  Deferred debt issuance and financing costs.....................................             1,348                  1,412
  Deferred income taxes..........................................................             3,373                  3,563
  Other assets...................................................................               843                    988
                                                                                           --------               --------
                                                                                             62,231                 62,682
                                                                                           --------               --------
         Total Assets............................................................          $323,529               $336,537
                                                                                           ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...............................................................          $ 54,073               $ 69,230
  Billings on contracts in process in excess of costs and estimated earnings.....               830                    897
  Accrued compensation and related taxes.........................................             8,147                  6,528
  Federal, state and local taxes.................................................                65                    150
  Other accrued liabilities......................................................            21,496                 21,477
  Current portion of  noncurrent liabilities.....................................             5,223                  5,321
                                                                                           --------               --------
                                                                                             89,834                103,603
                                                                                           --------               --------
Noncurrent Liabilities:
  Long-term debt.................................................................            51,840                 52,972
  Deferred gain from sale leaseback of equipment.................................             4,229                  4,484
  Capital leases.................................................................                31                     32
  Pension agreement..............................................................               870                    874
                                                                                           --------               --------
                                                                                             56,970                 58,362
                                                                                           --------               --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, $10.00 par value, 2,000,000 shares authorized;
      none issued and outstanding................................................                --                     --
  Common stock, $.10 par value, 50,000,000 shares authorized;
      Shares issued:  1997 - 27,078,464; 1996 - 26,992,140.......................             2,708                  2,699
  Additional paid-in capital.....................................................           139,693                138,989
  Retained earnings..............................................................            34,324                 32,884
                                                                                           --------               --------
                                                                                            176,725                174,572
                                                                                           --------               --------
      Total Liabilities and Shareholders' Equity.................................          $323,529               $336,537
                                                                                           ========               ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)

                                                                                            Three Months Ended
                                                                                                   March 31,
                                                                                         --------------------------
                                                                                            1997             1996
                                                                                         --------         ---------
                                                                                                (Unaudited)
Revenue.........................................................................         $108,498         $118,963
Cost of services................................................................           94,647          103,933
                                                                                         --------         --------
Gross Profit....................................................................           13,851           15,030
Selling, general and administrative expenses....................................           10,409           11,176
                                                                                         --------         --------
Operating Income................................................................            3,442            3,854
                                                                                         --------         --------
Other (Income) Expenses:
   Investment income............................................................              (13)             (11)
   Interest expense.............................................................            1,333            1,908
   Equity in net earnings of affiliate..........................................             (185)            (225)
   Miscellaneous expense, net...................................................              110              229
                                                                                         --------         --------
                                                                                            1,245            1,901
                                                                                         --------         --------
Income Before Income Taxes......................................................            2,197            1,953
Income taxes....................................................................              759              623
                                                                                         --------         --------
Net Income......................................................................         $  1,438         $  1,330
                                                                                         ========         ========

Net Income Per Share............................................................         $   0.05         $   0.05
                                                                                         ========         ========

Weighted average number of common and
common equivalent shares outstanding                                                       27,090           26,695
                                                                                         ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                            Three Months Ended
                                                                                         --------------------------
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                           1997              1996
                                                                                         --------          --------
                                                                                                (Unaudited)
Cash flows from operating activities:
Net income.....................................................................          $  1,438         $  1,330
Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization............................................             3,734            3,185
      Amortization of other noncurrent assets..................................               792              839
      Deferred income taxes....................................................               471              444
      Loss on sale of property and equipment...................................                90               16
      Equity in net earnings of affiliate......................................              (185)            (225)
      Deferred translation adjustments and other...............................                26               24
Changes in current assets and liabilities:
      Accounts receivable......................................................             6,449          (13,390)
      Costs and estimated earnings on contracts in process in excess
        of billings............................................................             3,872           21,933
      Materials and supply inventory, at cost..................................              (544)             (43)
      Prepaid expenses and other assets........................................            (1,430)             267
      Refundable income taxes and other adjustments............................                17               42
      Accounts payable.........................................................           (15,411)         (18,377)
      Billings on contracts in process in excess of costs and
        estimated earnings.....................................................               (67)             691
      Accrued compensation and related taxes...................................             1,619             (523)
      Federal, state and local income taxes....................................               (85)            (143)
      Other accrued liabilities................................................                19              599
                                                                                         --------         --------
        Net cash flows provided by (used in) operating activities..............               805           (3,331)
                                                                                         --------         --------
Cash flows from investing activities:
      Purchases of property and equipment......................................            (5,550)          (4,542)
      Proceeds from sale of property and equipment.............................                94            1,042
      Decrease in receivable from affiliated company...........................                --           15,000
      Increase in other noncurrent assets......................................            (2,527)            (164)
                                                                                         --------         --------
        Net cash (used in) provided by investing activities....................            (7,983)          11,336
                                                                                         --------         --------
Cash flows from financing activities:
      Payments on long-term debt and capital leases............................            (1,244)          (1,378)
      Proceeds from borrowing under revolving credit agreement.................            42,000           51,900
      Payments on revolving credit agreement...................................           (42,000)         (66,500)
      Payments on pension agreement............................................               (28)             (37)
      Common stock issued for 401(k) funding and stock options.................               713              534
                                                                                         --------         --------
        Net cash (used in) financing activities................................              (559)         (15,481)
                                                                                         --------         --------
        Net decrease in cash and cash equivalents..............................            (7,737)          (7,476)
Cash and cash equivalents at beginning of period...............................            14,002           11,205
                                                                                         --------         --------
Cash and cash equivalents at end of period.....................................          $  6,265         $  3,729
                                                                                         ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 3 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:


                                                                               Three Months Ended
                                                                                    March 31,
                                                                              ----------------------
                                                                              1997              1996
                                                                              -----             ----
               Federal statutory rate................................         34.0%             34.0%
               Add (deduct):
                 State income taxes, net of federal benefit..........          4.7               4.5
                 Goodwill...........................................           3.4               2.2
                 Research and development tax credits...............          (2.9)             (8.6)
                 Equity in net earnings of affiliate.................         (2.3)             (3.1)
                 Other, net..........................................         (2.4)              2.9
                                                                              -----             ----
                                                                              34.5%             31.9%
                                                                              =====             =====

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

The Company is in litigation with General Motors Corp. in the U.S. District Court for the Northern District of New York. GM filed suit in January 1996 alleging that the Company breached a contract between Hughes Environmental Systems, Inc. (HESI), a GM subsidiary, for work in 1994 for the remediation of 22,000 cubic yards of PCB contaminated sediment in the St. Lawrence River in Massena. GM seeks damages for $3.8 million. The Company in turn filed suit against HESI and ERM Northeast, Inc. in U.S. District Court in Northern New York seeking $3.6 million in damages for breach of contract. The GM suit was later consolidated with the Company's suit against HESI and ERM. GM alleges that the Company abandoned the contract through inability to perform while the Company claims that performance was impacted by conditions at the site that were not as represented.

Management has concluded based on the advice of counsel that it has established adequate reserves should the resolution of the above matters be lower than the amounts recorded. There is, however, always risk and uncertainty in pursuing and defending litigation and arbitration proceedings in the course of the Company's business and, notwithstanding the reserves currently established, adverse future results in litigation or other proceedings could have a material adverse impact upon the Company's consolidated future results of operations or financial condition.

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


RESULTS OF OPERATIONS

                    THREE MONTHS ENDED MARCH 31, 1997 VERSUS
                        THREE MONTHS ENDED MARCH 31, 1996

         REVENUE. The following table sets forth the Company's revenue by client type for the three months ended March 31, 1997 and 1996 (in thousands, except percentages):


                                                                      1997                            1996
                                                              -----------------------          ----------------------
Federal, State, and Local Government                           $ 92,386           85%           $ 90,572          76%
Industrial                                                       16,112           15%             28,391          24%
                                                               --------          ---            --------         ---
        Total Revenue                                          $108,498          100%           $118,963         100%
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

         PROVISIONS FOR BAD DEBTS. The Company's provision for bad debts, excluding items recorded as a part of the claims settlement costs, was $650,000 and $907,000 for the three months ended March 31, 1997 and 1996, respectively. The provision was higher in 1996 primarily due to settlement of rate variances for government cost plus contracts.

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


                                 OHM CORPORATION


Date: May 8, 1998                  By    /s/ ANTHONY J. DELUCA
                                         ---------------------------------
                                         Anthony J. DeLuca
                                         Chief Executive Officer
                                         and President
                                         (Duly Authorized Officer)

Date: May 8, 1998                  By    /s/ PHILIP O. STRAWBRIDGE
                                         ---------------------------------
                                         Philip O. Strawbridge
                                         Vice President and Chief Financial and
                                         Administrative Officer
                                         (Principal Financial Officer)