Form 10-Q/A
period 1997-06-30
OHM CORP
filed 1998-05-08
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                   (MARK ONE)
      _X_ AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997



                                       OR


            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes _X_   No

         The number of shares of Common Stock, par value $0.10 per share, outstanding on July 31, 1997 was 27,253,439.

This report is an amendment to the OHM Corporation quarterly report on Form 10-Q for the quarter ended June 30, 1997. This report is being amended to modify (1) the Condensed Consolidated Financial Statements for the reclassification of deferred contract costs from long-term to current, (2) the disclosures in the Notes to the Condensed Consolidated Financial Statements and (3) Management's Discussion and Analysis of Financial Condition and Results of Operations for the Results of Operations.

The following items to the Company's report on Form 10-Q are being filed herewith:


Part I    Item 1 - Financial Statements

          Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II   Item 1 - Legal Proceedings
          Item 6 - Exhibits and Reports on Form 8-K

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
           and December 31, 1996..........................................................................    1

         Condensed Consolidated Statements of  Operations (Unaudited) for the Three and Six Months
           Ended June 30, 1997 and 1996...................................................................    2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
           Ended June 30, 1997 and 1996...................................................................    3

         Notes to Condensed Consolidated Financial Statements (Unaudited).................................    4

         Independent Accountants' Review Report...........................................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   10


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................   15

Item 6.  Exhibits and Reports on Form 8-K.................................................................   15

Signatures ...............................................................................................   16

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                 OHM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                     June 30,        December 31,
                                                                                       1997             1996
                                                                                       ----             ----
ASSETS                                                                                      (Unaudited)
Current Assets:
   Cash and cash equivalents .................................................        $ 19,680        $ 14,002
   Accounts receivable .......................................................          64,582          85,461
   Costs and estimated earnings on contracts in process in excess of billings           45,585          56,303
   Materials and supply inventory, at cost ...................................          14,454          13,899
   Prepaid expenses and other assets .........................................         16, 985          22,663
   Deferred income taxes .....................................................          23,930          10,513
   Refundable income taxes ...................................................             163             493
                                                                                      --------        --------
                                                                                       185,379        203, 334
                                                                                      --------        --------
Property and Equipment, net ..................................................          62,822          70,521
                                                                                      --------        --------
Other Noncurrent Assets:
   Investments in affiliated company .........................................           8,421          23,185
   Intangible assets relating to acquired businesses, net ....................          45,769          33,534
   Deferred debt issuance and financing costs ................................           1,282           1,412
   Deferred income taxes .....................................................           6,783           3,563
   Other assets...............................................................             629             988
                                                                                      --------        --------
                                                                                        62,884          62,682
                                                                                      --------        --------
     Total Assets ............................................................        $311,085        $336,537
                                                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..........................................................        $ 71,139        $ 69,230
   Billings on contracts in process in excess of costs and estimated earnings            1,124             897
   Accrued compensation and related taxes ....................................           6,715           6,528
   Federal, state and local taxes ............................................              92             150
   Other accrued liabilities .................................................          24,981          21,477
   Current portion of noncurrent liabilities .................................           7,920           5,321
                                                                                      --------        --------
                                                                                       111,971         103,603
                                                                                      --------        --------
Noncurrent Liabilities:
   Long-term debt ............................................................          49,747          52,972
   Deferred gain from sale leaseback of equipment ............................           2,514           4,484
   Capital leases ............................................................              79              32
   Pension agreement .........................................................             865             874
                                                                                      --------        --------
                                                                                        53,205          58,362
                                                                                      --------        --------
Commitments and Contingencies
Shareholders' Equity:
   Preferred stock, $10.00 par value, 2,000,000 shares authorized;
     None issued and outstanding .............................................              --              --
   Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued:  1997 - 27,179,892; 1996 - 26,992,140 ....................           2,718           2,699
   Additional paid-in capital ................................................         140,476         138,989
   Retained earnings .........................................................           2,715          32,884
                                                                                      --------        --------
                                                                                       145,909         174,572
                                                                                      --------        --------
     Total Liabilities and Shareholders' Equity ..............................        $311,085        $336,537
                                                                                      ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                               Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                               -------------------                   ----------------
                                                               1997              1996              1997              1996
                                                             ---------         ---------         ---------         --------
                                                                     (Unaudited)                         (Unaudited)
Revenue...............................................       $ 129,313         $ 129,177         $ 237,811        $ 248,140
   Cost of services...................................         111,439           111,617           206,086          215,550
                                                             ---------         ---------         ---------        ---------
Gross Profit..........................................          17,874            17,560            31,725           32,590
   Claims settlement costs and other..................          37,877                --            37,877               --
   Selling, general and administrative expenses.......          11,491            11,943            21,900           23,119
                                                             ---------         ---------         ---------        ---------
Operating Income (Loss)...............................         (31,494)            5,617           (28,052)           9,471
                                                             ---------         ---------         ---------        ---------
Other (Income) Expenses:
   Investment income..................................             (39)               (4)              (52)             (15)
   Interest expense...................................           1,220             1,970             2,553            3,878
   Equity in net earnings of affiliate................              --              (224)             (185)            (449)
   Write-down of investment in NSC Corporation........          14,949                --            14,949               --
   Miscellaneous expense, net.........................             113               314               223              543
                                                             ---------         ---------         ---------        ---------
                                                                16,243             2,056            17,488            3,957
                                                             ---------         ---------         ---------        ---------
Income (Loss) Before Income Taxes                              (47,737)            3,561           (45,540)           5,514
   Income taxes (benefit).............................         (16,128)            1,182           (15,369)           1,805
                                                             ---------         ---------         ---------        ---------
Net Income (Loss).....................................       $ (31,609)        $   2,379         $ (30,171)       $   3,709
                                                             =========         =========         =========        =========

Net Income (Loss) Per Share...........................       $   (1.16)        $    0.09         $   (1.11)       $    0.14
                                                             =========         =========         =========        =========

Weighted average number of common and
   equivalent shares outstanding......................          27,141            26,830            27,092           26,757
                                                             =========         =========         =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                                 ----------------
                                                                                                1997             1996
                                                                                                ----             ----
                                                                                                     (Unaudited)
Cash flows from operating activities:
Net (loss) income...................................................................         $ (30,171)       $   3,709
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization..................................................             8,153            8,016
     Amortization of other noncurrent assets........................................             1,555            1,699
     Deferred income taxes..........................................................           (16,011)           1,177
     Loss (gain) on sale of property and equipment..................................              (528)             296
     Equity in net earnings of affiliate............................................              (185)            (449)
     Writedown of investment in affiliated company..................................            14,949               --
     Deferred translation adjustments and other.....................................                50               49
Changes in current assets and liabilities:
     Accounts receivable............................................................            25,029           10,879
     Costs and estimated earnings on contracts in process in excess of billings.....            10,718              475
     Materials and supply inventory, at cost........................................              (555)            (473)
     Prepaid expenses and other assets..............................................             7,398              447
     Refundable income taxes and other adjustments..................................               330               49
     Accounts payable...............................................................            (8,563)         (16,156)
     Billings on contracts in process in excess of costs and estimated earnings.....               227             (825)
     Accrued compensation and related taxes.........................................              (293)             550
     Federal, state and local income taxes..........................................               (58)            (177)
     Other accrued liabilities......................................................             1,498           (5,222)
                                                                                             ---------        ---------
       Net cash flows provided by operating activities..............................            13,543            4,044
                                                                                             ---------        ---------
Cash flows from investing activities:
     Purchases of property and equipment............................................           (10,529)         (11,221)
     Proceeds from sale of property and equipment...................................               176            2,075
     Proceeds from sale and leaseback of equipment..................................            16,110               --
     Purchase of stock of business less cash acquired...............................            (7,092)              --
     Decrease in receivable from affiliated company.................................                --           15,000
     Increase in other noncurrent assets............................................            (2,314)            (562)
                                                                                             ---------        ---------
       Net cash (used in) provided by investing activities..........................            (3,649)           5,292
                                                                                             ---------        ---------
Cash flows from financing activities:
     Payments on long-term debt and capital leases..................................            (5,665)          (2,372)
     Proceeds from borrowing under revolving credit agreement and term loan.........           114,064          105,400
     Payments on revolving credit agreement and term loan...........................          (114,064)        (120,300)
     Payments on pension agreement..................................................               (57)             (66)
     Common stock issued for 401(k) funding and stock options.......................             1,506            1,210
                                                                                             ---------        ---------
       Net cash (used in) financing activities......................................            (4,216)         (16,128)
                                                                                             ---------        ---------
       Net increase (decrease) in cash and cash equivalents.........................             5,678           (6,792)
Cash and cash equivalents at beginning of period....................................            14,002           11,205
                                                                                             ---------        ---------
Cash and cash equivalents at end of period..........................................         $  19,680        $   4,413
                                                                                             =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for using the equity method. All material intercompany transactions and balances have been eliminated in consolidation. See "Note 7 - Special Charges" regarding the Company's plans to divest its ownership of NSC and the related reduction of its carrying value.

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

NOTE 3 - ACQUISITION

Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), for an aggregate purchase price of $14,700,000. The purchase price was paid as follows: (i) $9,700,000 (excluding the $2,068,000 of cash acquired as part of Beneco - net cash paid $7,092,000) in cash and (ii) unsecured promissory notes in the aggregate of $5,000,000, bearing interest at 7.25%, due and payable June 17, 1998. The Company has agreed to make an additional payment in 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense and other government agencies throughout the United States.

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

                                                                          Pro Forma
                                                                      Six Months Ended
                                                                           June 30,
                                                            -------------------------------------
                                                                 1997                  1996
                                                                 ----                  ----
                                                            (In Thousands, Except Per Share Data)

   Gross revenue ....................................          $266,391             $ 277,399
   Net (loss) income.................................          $(31,133)            $   3,833
   Net (loss) income per share.......................          $  (1.15)            $    0.14


The actual purchase accounting adjustments to reflect the fair value of assets and liabilities acquired have not been finalized and, as a result, the accompanying condensed consolidated financial statements and combined pro forma results of operations have been prepared on the basis of preliminary estimates of such adjustments. The combined pro forma results of operations for the six months ended June 30, 1997 are based upon certain assumptions and estimates which the Company believes are reasonable. The combined pro forma results of operations may not be indicative of the operating results that actually would have been reported had the transaction been consummated on January 1, 1996, nor are they necessarily indicative of results which will be reported in the future.

NOTE 4 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                      Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                     -------------------             ------------------
                                                     1997           1996             1997          1996
                                                     ----           ----             ----          ----

Federal statutory rate.......................        34.0%          34.0%            34.0%         34.0%
Add (deduct):
 State income taxes, net of federal benefit..         6.0            4.7              6.0           4.7
 Goodwill....................................        (0.2)           1.4             (0.4)          1.7
 Research and development tax credits........         0.5           (5.8)             0.7          (4.9)
 NSC write-off...............................        (4.7)            --             (4.9)           --
 Equity in net earnings of affiliate.........          --           (1.7)             0.1          (2.2)
 Other, net..................................        (1.8)           0.6             (1.8)         (0.6)
                                                     ----           ----             ----          ----
                                                     33.8%          33.2%            33.7%         32.7%
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

The Company has settled litigation that was pending in the U.S. District Court for the Western District of Louisiana involving Citgo Petroleum Corporation ("Citgo"), Oxy USA Inc., and Occidental Oil & Gas (collectively "Oxy") relating to cost overruns and production shortfalls on a remediation project which was performed by the Company for Citgo at its Lake Charles Louisiana refinery during 1993 and 1994. Under the terms of the settlement Citgo and Oxy dismissed all claims against the Company related to this matter and the Company dismissed all claims against Citgo and Oxy related to this matter. In addition, the Company received a cash payment of $14,346,000. The Company reduced the amount of its account receivables by the amount such receivables exceeded the payments received (see "Note 7 - Special Charges").

The Company is in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's account receivables at June 30, 1997 include a claim receivable of $8,651,000 related to this matter. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site that the Company believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts. The Company has established additional reserves for a portion of the receivables related to this matter (see "Note 7 - Special Charges"). Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded.

As a result of an arbitration proceeding between the Company and Separation and Recovery Systems, Inc. ("SRS") arising out of the Company's termination of SRS' subcontract for the performance of thermal desorption services at the Hilton-Davis Project in Cincinnati, Ohio, SRS was awarded $2,400,000 in damages from the Company. The Company has established a $2,400,000 reserve for the arbitration award and has reduced the receivables relating to SRS' subcontract performance (see "Note 7 - Special Charges"). The Company filed a motion in federal court to overturn the award and SRS has filed a motion to confirm the award. The U.S. District Court for the Southern District of Ohio has scheduled a hearing in September 1997 to decide these two motions.

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

NOTE 7 - SPECIAL CHARGES

During the second quarter of 1997, the Company settled litigation and received an unfavorable binding arbitration decision that established a need to write-down claims receivable previously recorded by the Company. These actions together with a thorough analysis by management of other claims, litigation and the related receivables and a decision by management to establish reserves for the consolidation of certain laboratory and operational functions resulted in the Company recording a $22,726,000 (net of $15,151,000 income tax benefit), charge during the second quarter of 1997.

The following discussion details the various elements of the charge:

         Separation and Recovery Systems, Inc. ("SRS"). In June 1997, the Company received an unfavorable binding arbitration decision in a dispute between the Company and SRS. SRS's subcontract with the Company to provide thermal desorption treatment services at the Hilton Davis chemical site in Cincinnati, Ohio was terminated by the Company in the second quarter of 1996 due to failure to perform. The Company subsequently attempted to perform the treatment process with the SRS equipment and was unsuccessful. The inability of SRS to perform caused the Company to incur significant expense to complete the required treatment process. The Company's total claim in arbitration against SRS for the resulting expense of failed performance was $18,500,000 and included deferred cost of $9,814,000 recorded by the Company as a receivable from SRS. In addition to not collecting the receivable, the arbitration decision required the Company to pay SRS $2,400,000 in damages for their counterclaim for wrongful termination. The Company also established a loss reserve of $2,800,000 to complete the treatment effort required as a result of the above. Prior to the arbitration decision the Company had concluded that it was not probable that a loss had occurred based on the opinion of counsel, consequently the write-off was taken in the same period that the decision was rendered.

         Citgo Petroleum Corporation ("Citgo"). In June 1997, the Company settled litigation with Citgo and Occidental Oil & Gas (Oxy) relating to a project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery in 1993 and 1994. This litigation resulted from the Company filing a request for equitable adjustment in April 1994 based on deficient project specifications provided by Citgo, the subsequent lawsuit filed by Citgo in April 1994 and the counterclaims filed by the Company in July 1994. In 1995 Citgo and the Company brought separate actions against Oxy as a third party with previous involvement at the site. Extensive discovery by all parties prior to a scheduled trial in 1997 led to settlement discussions in the second quarter of 1997. Under the terms of the settlement with Citgo and Oxy, the Company received a cash payment of $14,346,000 against outstanding receivables of $22,609,000 resulting in a write-off of accounts receivable of $8,263,000. Prior to accepting the settlement offer, the Company had concluded that it was not probable that a loss had occurred based on the opinion of legal counsel that there existed a reasonable basis to support the Company's claim in litigation. The settlement and resulting write down of accounts receivable occurred after management completed its assessment of the litigation, the determination of the maximum amount of settlement that could be obtained and its review of the disadvantages of continuing litigation which would divert the attention of company management and resources.

         Other Litigation and Accounts Receivable. In addition to the aforementioned disputes, the Company made a decision to resolve other significant legal matters involving outstanding accounts receivable. In June 1997, the Company settled outstanding litigation with B&V Construction, Inc. ("B&V") for $1,550,000 pertaining to dispute involving subcontracted services at a General Motors project in Flight, Michigan during late 1994. Payment to B&V was made in July 1997. Accounts receivable involving disputes primarily related to two additional contracts were also written down to facilitate settlement. These decisions resulted from management's analysis of the unfavorable SRS arbitration decision and the protracted Citgo litigation and subsequent settlement. Management concluded that the risk associated with continued pursuit of legal remedies was not acceptable and the further diversion of management's attention to effect favorable outcomes was not appropriate. Prior to that time, the Company had concluded that it was not probable that a loss had occurred based on the opinion of counsel.

         Litigation Costs. As a result of the above legal matters and the significant expense of resolving such matters, the Company has accrued $2,100,000 for the expenses of the litigation such as attorney's fees. This accrual includes costs associated with those matters included in the special charge discussed above including those that expect to be settled. The Company concluded that due to the timing of the settlements discussed above, the related expense of settlement should also be accrued.

         Region Reorganization, Laboratory Closure & Severance. In May 1997, management of the Company made a decision to consolidate certain region operations, close certain offices and cease commercial laboratory operations. These decisions were made as a part of a comprehensive plan completed in the second quarter of 1997 to restructure operations of the Company. Thus, resulting expense was recognized as a special charge at that time. Employees of the Company were notified of the reduction in force at that time and substantially all of the reserve requiring a cash settlement was paid prior to the end of 1997. The components of this special charge were:

         Cash items:                                           (In Thousands)
              Severance                                            $1,500
              Lease termination and facility closure                1,139
              Other                                                   388
                                                                   ------
                    Subtotal                                        3,027
         Non cash items:
              Fixed Assets                                            773
                                                                   ------
                    Total                                          $3,800
                                                                   ======

         NSC Divestiture. During the second quarter of 1997, the Company wrote down its investment in NSC to the expected net realizable value based on its plans to sell its 40% share of NSC. As a result, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit) charge to earnings. The Company accounts for its investment in 40% of the outstanding stock of NSC Corporation on the equity method. Although NSC's stock had traded below the per share carrying value of the recorded investment for some time prior to June 1997, the Company believed this decline was temporary because NSC had continued to report net income, positive cash flow from operations, and continued to pay dividends. In the second quarter of 1997, the Company made the decision to sell its investment in NSC. The Company concluded in the second quarter of 1997 that as a result of its decision to sell its investment in NSC, it should record an impairment loss. This loss was calculated to be $14.9 million before tax which represents the difference between the Company's carrying amount of its investment per share ($5.83) and the fair market value per share of NSC's stock on the day that the Company decided to sell ($2.10) times the 4,010,000 shares held by the Company.

         The following table summarizes the detailed components of the charge:

                                                       (In Thousands, Expect Per Share Data)
                                                                         Tax                 Net
                                                    Charge             Benefit              Loss
                                                    ------             -------              ----
SRS Settlement and Project Loss Accrual             $15,014            $ 6,006            $ 9,008
Citgo Settlement (Net of $14.3 million)               8,263              3,305              4,958
Other Litigation and Accounts Receivable              8,700              3,480              5,220
Litigation Costs                                      2,100                840              1,260
Region Reorganization & Other                         3,800              1,520              2,280
                                                    -------            -------            -------
Total Claims Settlement & Other                      37,877             15,151             22,726
Total Write-down of Investment in NSC                14,949              2,860             12,089
                                                    -------            -------            -------
Total Charge                                        $52,826            $18,011            $34,815
                                                    =======            =======            =======

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

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

RESULTS OF OPERATIONS

         REVENUE. The following table sets forth the Company's revenue by client type for the three and six months ended June 30, 1997 and 1996 (in thousands, except percentages):

                                                 Three Months Ended June 30,                     Six Months Ended June 30,
                                                 ---------------------------                     -------------------------
                                                 1997                   1996                    1997                   1996
                                          ------------------     ------------------      ------------------    ------------------
Federal, State, and Local Government      $104,771       81%     $ 96,802       75%      $197,157       83%    $187,374       76%
Industrial .........................        24,542       19%       32,375       25%        40,654       17%      60,766       24%
                                          --------      ---      --------      ---       --------      ---     --------      ---
         Total Revenue .............      $129,313      100%     $129,177      100%      $237,811      100%    $248,140      100%
                                          ========      ===      ========      ===       ========      ===     ========      ===

         Revenue increased slightly for the three months ended June 30, 1997 by $136,000 when compared to the same time period in 1996. Such increase in revenue is primarily due to the inclusion of $8,511,000 of revenue from Beneco which was acquired effective June 1, 1997. For the six months ended June 30, 1997 revenue decreased $10,329,000 when compared to the same period in 1996. Such decrease in revenue is primarily the result of decreased revenue from industrial sector clients, partially offset by the results of Beneco.

         Revenue from government agencies for the three and six months ended June 30, 1997 increased $7,969,000 or 8% and $9,783,000 or 5%, respectively, when compared to the same periods in 1996. This improvement resulted primarily due to the inclusion of $8,511,000 of revenue from Beneco which was acquired effective June 1, 1997. Beneco's revenue is primarily derived from program and construction management services provided under term contracts with the various Department of Defense agencies and state and local governments. The hazardous waste remediation services business experienced an increase in revenue from the Company's term contracts with the United States Army Corps of Engineers ("USACE") and the Environmental Protection Agency ("EPA") as well as from state and local governments during the three and six months ended June 30, 1997 when compared to the same periods in 1996. Such increases were offset by a decrease in revenue from the Company's term contracts with the United States Navy and the United States Air Force. The Company expects to continue to receive funding under its federal contracts into the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various Department of Defense agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

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

         Claims Settlement Costs and Other. During the second quarter of 1997, the Company settled litigation and received an unfavorable binding arbitration decision that established a need to write-down claims receivable previously recorded by the Company. These actions together with a thorough analysis by management of other claims, litigation and the related receivables and a decision by management to establish reserves for the consolidation of certain laboratory and operational functions resulted in the Company recording a $22,726,000 (net of $15,151,000 income tax benefit), charge during the second quarter of 1997.

The following discussion details the various elements of the charge:

         * Separation and Recovery Systems, Inc. ("SRS"). In June 1997, the Company received an unfavorable binding arbitration decision in a dispute between the Company and SRS. SRS's subcontract with the Company to provide thermal desorption treatment services at the Hilton Davis chemical site in Cincinnati, Ohio was terminated by the Company in the second quarter of 1996 due to failure to perform. The Company subsequently attempted to perform the treatment process with the SRS equipment and was unsuccessful. The inability of SRS to perform caused the Company to incur significant expense to complete the required treatment process. The Company's total claim in arbitration against SRS for the resulting expense of failed performance was $18,500,000 and included deferred cost of $9,814,000 recorded by the Company as a receivable from SRS. In addition to not collecting the receivable, the arbitration decision required the Company to pay SRS $2,400,000 in damages for their counterclaim for wrongful termination. The Company also established a loss reserve of $2,800,000 to complete the treatment effort required as a result of the above. Prior to the arbitration decision the Company had concluded that it was not probable that a loss had occurred based on the opinion of counsel, consequently the write-off was taken in the same period that the decision was rendered.

         * Citgo Petroleum Corporation ("Citgo"). In June 1997, the Company settled litigation with Citgo and Occidental Oil & Gas (Oxy) relating to a project which was performed by the Company for Citgo at its Lake Charles, Louisiana refinery in 1993 and 1994. This litigation resulted from the Company filing a request for equitable adjustment in April 1994 based on deficient project specifications provided by Citgo, the subsequent lawsuit filed by Citgo in April 1994 and the counterclaims filed by the Company in July 1994. In 1995 Citgo and the Company brought separate actions against Oxy as a third party with previous involvement at the site. Extensive discovery by all parties prior to a scheduled trial in 1997 led to settlement discussions in the second quarter of 1997. Under the terms of the settlement with Citgo and Oxy, the Company received a cash payment of $14,346,000 against outstanding receivables of $22,609,000 resulting in a write-off of accounts receivable of $8,263,000. Prior to accepting the settlement offer, the Company had concluded that it was not probable that a loss had occurred based on the opinion of legal counsel that there existed a reasonable basis to support the Company's claim in litigation. The settlement and resulting write down of accounts receivable occurred after management completed its assessment of the litigation, the determination of the maximum amount of settlement that could be obtained and its review of the disadvantages of continuing litigation which would divert the attention of company management and resources.

         * Other Litigation and Accounts Receivable. In addition to the aforementioned disputes, the Company made a decision to resolve other significant legal matters involving outstanding accounts receivable. In June 1997, the Company settled outstanding litigation with B&V Construction, Inc. ("B&V") for $1,550,000 pertaining to a dispute involving subcontracted services at a General Motors project in Flint, Michigan during late 1994. Payment to B&V was made in July 1997. Accounts receivable involving disputes primarily related to two additional contracts were also written down to facilitate settlement. These decisions resulted from management's analysis of the unfavorable SRS arbitration decision and the protracted Citgo litigation and subsequent settlement and concluded that the risk associated with continued pursuit of legal remedies was not acceptable and the further diversion of management's attention to effect favorable outcomes was not appropriate. Prior to that time, the Company had concluded that it was not probable that a loss had occurred based on the opinion of counsel.

         * Litigation Costs. As a result of the above discussed legal matters and the significant expense of resolving such matters, the Company has accrued $2,100,000 for the expenses of the litigation such as attorney's fees. This accrual includes costs associated with those matters included in the special charge discussed above including those that expect to be settled. The

Company concluded that due to the timing of the settlements discussed above, the related expense of settlement should also be accrued.

         * Region Reorganization Laboratory Closure & Severance. In May 1997, management of the Company made a decision to consolidate certain regional operations, close certain offices and cease commercial laboratory operations. These decisions were made as a part of a comprehensive plan completed in the second quarter of 1997 to restructure operations of the company. Thus, resulting expense was recognized as a special charge at that time. Employees of the Company were notified of the reduction in force at that time and substantially all of the reserve requiring a cash settlement was paid prior to the end of 1997. The components of this special charge were:

         Cash items:                                             (In Thousands)
              Severance                                             $1,500
              Lease termination and facility closure                 1,139
              Other                                                    388
                                                                  --------
                    Subtotal                                         3,027
         Non cash items:
              Fixed Assets                                             773
                                                                  --------
                    Total                                           $3,800
                                                                  ========

         * The following table summarizes the detailed components of the charge:

                                                                       (In Thousands)
                                                                               Tax                  Net
                                                       Charge                Benefit               Loss
                                                       ------                -------               ----
SRS Settlement and Project Loss Accrual                $15,014             $  6,006              $  9,008
Citgo Settlement (Net of $14.3 million)                  8,263                3,305                 4,958
Other Litigation and Accounts Receivable                 8,700                3,480                 5,220
Litigation Costs                                         2,100                  840                 1,260
Region Reorganization & Other                            3,800                1,520                 2,280
                                                       -------             --------              --------
Total Claims Settlement & Other                        $37,877             $ 15,151              $ 22,726
                                                       =======             ========              ========


         PROVISIONS FOR BAD DEBTS. The Company's provision for bad debts, excluding items recorded as a part of the claims settlement costs, was $650,000 and $1,879,000 for the six months ended June 30, 1997 and 1996, respectively. The provision was higher in 1996 primarily due to settlement of rate variances for government cost plus contracts. The provision for bad debts with respect to claims settlements is discussed in Claims Settlement Costs and Other above.

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

         WRITE DOWN OF INVESTMENT IN NSC. During the second quarter of 1997, the Company wrote down its investment in NSC to the expected net realizable value based on its plans to sell its 40% share of NSC. As a result, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit) charge to earnings. The Company accounts for the investment in 40% of the outstanding stock of NSC Corporation on the equity method. Although NSC's stock had traded below the per share carrying value of the recorded investment for some time prior to June 1997, the Company believed this decline was temporary because NSC had continued to report net income, positive cash flow from operations, and continued to pay dividends. In the second quarter of 1997, the Company made the decision to sell its investment in NSC. The company concluded in the second quarter of 1997 that as a result of its decision to sell its investment in NSC, it should record an impairment loss. This loss was calculated to be $14.9 million before tax which represents the difference between the Company's carrying amount of its investment per share ($5.83) and the fair market value per share of NSC's stock on the day that the Company decided to sell ($2.10) times the

4,010,000 shares held by the Company.

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


                                     OHM CORPORATION


Date: May 8, 1998                   By /s/ ANTHONY J. DELUCA
                                       ----------------------
                                        Anthony J. DeLuca
                                        Chief Executive Officer
                                        and President
                                        (Duly Authorized Officer)



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