Form 10-Q/A
period 1997-09-30
OHM CORP
filed 1998-05-08
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                   (MARK ONE)
       X AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ---             THE SECURITIES AND EXCHANGE ACT OF 1934

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

This report is an amendment to the OHM Corporation quarterly report on Form 10-Q for the quarter ended September 30, 1997. This report is being amended to modify
(1) the Condensed Consolidated Financial Statements for the reclassification of deferred contract costs from long-term to current and the restatement of the investment in NSC to the equity method, (2) the disclosures in the Notes to the Condensed Consolidated Financial Statements and (3) Management's Discussion and Analysis of Financial Condition and Results of Operations for the Results of Operations.

The following items to the Company's report on Form 10-Q are being filed herewith:


Part I    Item 1--Financial Statements

          Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II   Item 1--Legal Proceedings

          Item 6--Exhibits and Reports on Form 8-K

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997




                                                  PART I
                                           FINANCIAL INFORMATION
                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
           and December 31, 1996..........................................................................   1

         Condensed Consolidated Statements of  Operations (Unaudited) for the Three and Nine Months
           Ended September 30, 1997 and 1996..............................................................   2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
           Ended September 30, 1997 and 1996..............................................................   3

         Notes to Condensed Consolidated Financial Statements (Unaudited).................................   4

         Independent Accountants' Review Report...........................................................   9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............  10


                                                       PART II
                                                  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................  16

Item 6.  Exhibits and Reports on Form 8-K.................................................................  16

Signatures ...............................................................................................  17

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                 OHM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)

                                                                                    September 30,      December 31,
                                                                                        1997              1996
                                                                                    -------------      ------------
ASSETS                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents ................................................          $  8,544          $ 14,002
   Accounts receivable ......................................................            76,281            85,461
   Costs and estimated earnings on contracts in process in excess of billings            49,661            56,303
   Materials and supply inventory, at cost ..................................            14,037            13,899
   Prepaid expenses and other assets ........................................            16,178            22,663
   Deferred income taxes ....................................................            21,840            10,513
   Refundable income taxes ..................................................               159               493
                                                                                       --------          --------
                                                                                        186,700           203,334
                                                                                       --------          --------
Property and Equipment, net .................................................            59,816            70,521
                                                                                       --------          --------
Other Noncurrent Assets:
   Investments in affiliated company ........................................             7,569            23,185
   Intangible assets relating to acquired businesses, net ...................            45,444            33,534
   Deferred debt issuance and financing costs ...............................             1,219             1,412
   Deferred income taxes ....................................................             6,086             3,563
   Other assets .............................................................             1,333               988
                                                                                       --------          --------
                                                                                         61,651            62,682
                                                                                       --------          --------
     Total Assets ...........................................................          $308,167          $336,537
                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .........................................................          $ 66,750          $ 69,230
   Billings on contracts in process in excess of costs and estimated earnings             1,289               897
   Accrued compensation and related taxes ...................................             5,550             6,528
   Federal, state and local taxes ...........................................               142               150
   Other accrued liabilities ................................................            22,427            21,477
   Current portion of noncurrent liabilities ................................             7,400             5,321
                                                                                       --------          --------
                                                                                        103,558           103,603
                                                                                       --------          --------
Noncurrent Liabilities:
   Long-term debt ...........................................................            49,248            52,972
   Deferred gain from sale leaseback of equipment ...........................             3,450             4,484
   Capital leases ...........................................................                74                32
   Pension agreement ........................................................               860               874
                                                                                       --------          --------
                                                                                         53,632            58,362
                                                                                       --------          --------
Commitments and Contingencies ...............................................                --                --

Shareholders' Equity:
   Preferred stock, $10.00 par value, 2,000,000 shares authorized;
     None issued and outstanding ............................................                --                --
   Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued:  1997 - 27,302,115; 1996 - 26,992,140 ...................             2,730             2,699
   Additional paid-in capital ...............................................           141,470           138,989
   Retained earnings ........................................................             6,777            32,884
                                                                                       --------          --------
                                                                                        150,977           174,572
                                                                                       --------          --------
     Total Liabilities and Shareholders' Equity..............................          $308,167          $336,537
                                                                                       ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                             Three Months Ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                         -----------------------------           ----------------------------
                                                           1997                1996                1997                1996
                                                         ---------           ---------           ---------           --------
                                                                     (Unaudited)                         (Unaudited)
Revenue .......................................          $ 143,656           $ 158,272           $ 381,467           $ 406,412
   Cost of services ...........................            122,747             137,634             328,833             353,184
                                                         ---------           ---------           ---------           ---------
Gross Profit ..................................             20,909              20,638              52,634              53,228
   Claims settlement costs and other ..........                 --                  --              37,877                  --
   Selling, general and administrative expenses             11,972              13,124              33,872              36,243
                                                         ---------           ---------           ---------           ---------
Operating Income (Loss) .......................              8,937               7,514             (19,115)             16,985
                                                         ---------           ---------           ---------           ---------
Other (Income) Expenses:
   Investment income ..........................               (102)                (97)               (154)               (112)
   Interest expense ...........................              1,226               1,780               3,779               5,658
   Equity in net loss (earnings) of affiliate .                852                (183)                667                (632)
   Write-down of investment in NSC Corporation                  --                  --              14,949                  --
   Miscellaneous expense, net .................                  9                 (54)                232                 489
                                                         ---------           ---------           ---------           ---------
                                                             1,985               1,446              19,473               5,403
                                                         ---------           ---------           ---------           ---------
Income (Loss) Before Income Taxes .............              6,952               6,068             (38,588)             11,582
   Income taxes (benefit) .....................              2,890               2,072             (12,479)              3,877
                                                         ---------           ---------           ---------           ---------
Net Income (Loss) .............................          $   4,062           $   3,996           $ (26,109)          $   7,705
                                                         =========           =========           =========           =========

Net Income (Loss) Per Share ...................          $    0.15           $    0.15           $   (0.96)          $    0.29
                                                         =========           =========           =========           =========

Weighted average number of common and
   equivalent shares outstanding ..............             27,301              26,862              27,151              26,787
                                                         =========           =========           =========           =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                          ----------------------------
                                                                                            1997                1996
                                                                                          -------              -------
                                                                                                  (Unaudited)
Cash flows from operating activities:
Net (loss) income .............................................................          $ (26,109)          $   7,705
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization ............................................             10,717              13,025
     Amortization of other noncurrent assets ..................................              2,345               2,855
     Deferred income taxes ....................................................            (13,224)              3,177
     Loss (gain) on sale of property and equipment ............................               (285)                381
     Loss (Equity) in net earnings of affiliate ...............................                667                (632)
     Writedown of investment in affiliated company ............................             14,949                  --
     Deferred translation adjustments and other ...............................                 74                  37
Changes in current assets and liabilities:
     Accounts receivable ......................................................             13,330               9,088
     Costs and estimated earnings on contracts in process in excess of billings              6,642              (4,792)
     Materials and supply inventory, at cost ..................................               (138)               (451)
     Prepaid expenses and other assets ........................................              7,540               1,813
     Refundable income taxes and other adjustments ............................                334                  66
     Accounts payable .........................................................             (9,997)             (4,432)
     Billings on contracts in process in excess of costs and estimated earnings                392              (1,022)
     Accrued compensation and related taxes ...................................             (1,458)               (755)
     Federal, state and local income taxes ....................................                 (8)               (160)
     Other accrued liabilities ................................................             (1,056)             (6,911)
                                                                                         ---------           ---------
       Net cash flows provided by operating activities ........................              4,715              18,992
                                                                                         ---------           ---------
Cash flows from investing activities:
     Purchases of property and equipment ......................................            (14,547)            (15,263)
     Proceeds from sale of property and equipment .............................                585               2,222
     Proceeds from sale and leaseback of equipment ............................             17,900                  --
     Purchase of stock of business less cash acquired .........................             (7,092)                 --
     Decrease in receivable from affiliated company ...........................                 --              15,000
     Increase in other noncurrent assets ......................................             (2,755)             (1,057)
                                                                                         ---------           ---------
       Net cash (used in) provided by investing activities ....................             (5,909)                902
                                                                                         ---------           ---------
Cash flows from financing activities:
     Payments on long-term debt and capital leases ............................             (6,690)             (5,379)
     Proceeds from borrowing under revolving credit agreement and term loan ...            151,864             154,000
     Payments on revolving credit agreement and term loan .....................           (151,864)           (174,700)
     Payments on pension agreement ............................................                (86)                (95)
     Common stock issued for 401(k) funding and stock options .................              2,512               1,901
                                                                                         ---------           ---------
       Net cash used in financing activities ..................................             (4,264)            (24,273)
                                                                                         ---------           ---------
       Net decrease in cash and cash equivalents ..............................             (5,458)             (4,379)
Cash and cash equivalents at beginning of period ..............................             14,002              11,205
                                                                                         ---------           ---------
Cash and cash equivalents at end of period ....................................          $   8,544           $   6,826
                                                                                         =========           =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

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

The 1997 financial statements have been restated to continue to apply the equity method of accounting for its investment in NSC. The Company previously had concluded in the second quarter of 1997 that it no longer had the ability to exercise significant influence over the operating and financial policies of NSC after the Company announced its intention to sell its investment in NSC. As a result, the Company wrote down its investment in NSC to its fair value (see "Note 7 Special Charges"), discontinued reporting its share of NSC's profits and losses in the Company's results of operations in accordance with the equity method of accounting, and because of the change in circumstances started accounting for its investment in NSC under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Based on discussions with the SEC staff, the Company concluded that it should continue to apply the equity method of accounting for its investment in NSC. The effect of this restatement was to decrease net income for the three and nine months ended September 30, 1997, by $852,000 or $0.03 per share.

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

NOTE 3 - ACQUISITION

Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc., a Utah corporation ("Beneco"), for an aggregate purchase price of $14,700,000. The purchase price was paid as follows: (i) $9,700,000 (excluding the $2,608,000 of cash acquired as part of Beneco - net cash paid $7,092,000) in cash and (ii) unsecured promissory notes in the aggregate of $5,000,000, bearing interest at 7.25%, due and payable June 17, 1998. The Company has agreed to make an additional payment in the year 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense and other government agencies throughout the United States.

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

                                                                        Pro Forma
                                                                     Nine Months Ended
                                                                       September 30,
                                                                 --------------------------
                                                                 1997                  1996
                                                                 ----                  ----
                                                            (In Thousands, Except Per Share Data)
   Gross revenue ....................................          $410,047             $ 452,193
   Net (loss) income.................................          $(27,071)            $   8,203
   Net (loss) income per share.......................          $  (1.00)            $    0.31


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

The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition are as follows (in thousands):

 Current assets..........................      $ 6,042
 Property and equipment..................          895
 Goodwill (40 year life).................       11,934
 Assembled workforce (7 year life).......          428
 Trade name (5 year life)................          346
 Current liabilities.....................        5,205

NOTE 4 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                       September 30,
                                                         -----------------------             ---------------------
                                                         1997               1996             1997             1996
                                                         ----               ----             ----             ----
Federal statutory rate...........................        34.0%              34.0%            34.0%            34.0%
Add (deduct):
   State income taxes, net of federal benefit....         6.0                4.9              6.0              4.8
   Goodwill......................................         1.5                2.5             (0.7)             2.1
   Research and development tax credits..........        (4.6)              (5.9)             1.8             (5.9)
   Write-down of investment in NSC
     Corporation.................................          --                                (5.9)              --
                                                                              --
   Equity in net earnings of affiliate...........         4.6%              (0.8)            (0.7)            (1.5)
   Other, net....................................         0.1               (0.6)            (2.2)              --
                                                         ----               ----             ----               --
                                                         41.6%              34.1%            32.3%            33.5%
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

         The following table summarizes the detailed components of the charge:

                                                              (In Thousands, Except Per Share Data)
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





                                                 /s/ ERNST & YOUNG LLP



Columbus, Ohio
October 29, 1997, except for Note 1, as to which the date is May 4, 1998

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

RESULTS OF OPERATIONS

         REVENUE. The following table sets forth the Company's revenue by client type for the three and nine months ended September 30, 1997 and 1996 (in thousands, except percentages):

                                       Three Months Ended                                   Nine Months Ended
                                          September 30,                                       September 30,

                                    1997                   1996                      1997                        1996
                             ----------------        ----------------         -------------------        -------------------
Federal, State, and Local
  Government...............  $110,879      77%       $117,754      74%        $308,036        81%        $305,128         75%
Industrial ................    32,777      23%         40,518      26%          73,431        19%         101,284         25%
                             --------     ---        --------     ---         --------       ---         --------        ---
         Total Revenue ....  $143,656     100%       $158,272     100%        $381,467       100%        $406,412        100%
                             ========     ===        ========     ===         ========       ===         ========        ===

         Revenue decreased $14,616,000 or 9% and $24,945,000 or 6% for the three and nine months ended September 30, 1997, respectively, when compared to the same time period in 1996. Such decrease in revenue is primarily due to decreased environmental remediation revenues from government and industrial sector clients, partially offset by revenue from Beneco of $24,533,000 which was acquired effective June 1, 1997 and has been included in the results of operations for the entire third quarter of 1997.

         Revenue from government agencies for the three months ended September 30, 1997 decreased $6,875,000 or 6% and increased $2,908,000 or 1% for the nine months ended September 30, 1997, when compared to the same periods in 1996. The improvement for the nine months ended September 30, 1997 is primarily due to the inclusion of revenue from Beneco of $24,533,000 which was acquired effective June 1, 1997, partially offset by a decrease in revenue from government contracts in the Company's environmental remediation services business. Beneco's revenue is primarily derived from program and construction management services provided under term contracts with the various DOD agencies and state and local governments. The environmental remediation business experienced a decrease in revenue from the Company's term contracts with the various DOD agencies, which was partially offset by an increase in revenue from the Environmental Protection Agency as well as from state and local governments, during the three and nine months ended September 30, 1997 when compared to the same periods in 1996. In addition, the Company has experienced a decrease in revenue from its site specific thermal incineration project in Holbrook, Massachusetts with the United States Army Corps of Engineers as such project nears its completion. The Company expects to continue to receive funding under its federal contracts in the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various DOD agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

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
                                                                ======

         The following table summarizes the detailed components of the charge:

                                                                       (In Thousands)
                                                                               Tax                  Net
                                                       Charge                Benefit               Loss
                                                       ------                -------               ----
SRS Settlement and Project Loss Accrual                $15,014              $ 6,006               $ 9,008
Citgo Settlement (Net of $14.3 million)                  8,263                3,305                 4,958
Other Litigation and Accounts Receivable                 8,700                3,480                 5,220
Litigation Costs                                         2,100                  840                 1,260
Region Reorganization & Other                            3,800                1,520                 2,280
                                                       -------              -------               -------
Total Claims Settlement & Other                        $37,877              $15,151               $22,726
                                                       =======              =======               =======


         PROVISIONS FOR BAD DEBTS. The Company's provision for bad debts, excluding items recorded as a part of the claims settlement costs, was $700,000 and $3,485,000 for the nine months ended September 30, 1997 and 1996, respectively. The provision was higher in 1996 primarily due to settlement of rate variances for government cost plus contracts. The provision for bad debts with respect to claims settlements is discussed in Claims Settlement Costs and Other above.

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

         WRITE DOWN OF INVESTMENT IN NSC CORPORATION. During the second quarter of 1997, the Company wrote down its investment in NSC to the expected net realizable value based on its plans to sell its 40% share of NSC. As a result, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit) charge to earnings. The Company accounts for the investment in 40% of the outstanding stock of NSC Corporation on the equity method. Although NSC's stock had traded below the per share carrying value of the recorded investment for some time prior to June 1997, the Company believed this decline was temporary because NSC had continued to report net income, positive cash flow from operations, and continued to pay dividends. In the second quarter of 1997, the Company made the decision to sell its investment in NSC. The company concluded in the second quarter of 1997 that as a result of its decision to sell its investment in NSC, it should record an impairment loss. This loss was calculated to be $14.9 million before tax which represents the difference between the Company's carrying amount of its investment per share ($5.83) and the fair market value per share of NSC's stock on the day that the Company decided to sell ($2.10) times the 4,010,000 shares held by the Company.

         EQUITY IN NET EARNINGS OF AFFILIATE. The Company's equity interest in NSC's net earnings (loss) decreased $1,035,000 to $(852,000) for the three months ended September 30, 1997, from $183,000 for the same period in 1996. The Company's equity interest in NSC's net earnings (loss) decreased $1,299,000 to $(667,000) for the nine months ended September 30, 1997, from $632,000 for the same period in 1996. Such decreases were primarily the result of losses on certain contracts at NSC and decreased revenues in its Olshan demolition business.

         NET INCOME (LOSS). Net income for the three months ended September 30, 1997 was $4,062,000 or $0.15 per share compared to $3,996,000 or $0.15 per share for the same period in 1996. For the nine months ended September 30, 1997, net loss was $(26,109,000) or $(0.96) per share compared to net income of $7,705,000 or $0.29 per share for the same period in 1996. Such losses were a result of the aforementioned charges recorded during the second quarter of 1997. Without such charges, net income would have been $8,706,000 or $0.32 per share, for the nine months ended September 30, 1997.

         The effective income tax rate was 42% and 34% for the three months ended September 30, 1997 and 1996, respectively. For the nine month period ending September 30, 1997 and 1996, the effective income tax rate was 32% and 34%, respectively. See "Note 4 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

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

FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in this Form 10-Q, and in "Business -- Environmental Contractor Risks," "Business -- Regulation," "--Results of Operations" "--Environmental Matters and Government Contracting," and "Note 1 to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which sections are incorporated herein by reference, and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. In addition, these risks and uncertainties include, without limitation, (i) the potential for fluctuations in funding of backlog,
(ii) weather conditions affecting or delaying the Company's ability to perform or complete the services required by its contracts, (iii) the Company's ability to be awarded new contracts in its target markets or its ability to expand existing contracts, (iv) other industry-wide market factors, including the timing of client's planned remediation activities and (v) interpretation or enforcement by federal, state or local regulators of existing environmental regulations. Also, there is always risk and uncertainty in pursuing and defending litigation, arbitration proceedings and claims in the course of the Company?s business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-Q. The Company undertakes no obligations to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to Consolidated Financial Statements for a discussion of legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

                  11       Statement Re Computation of Per Share Earnings
                  27       Financial Data Schedule

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


                                    OHM CORPORATION


Date: May 8, 1998                  By /s/ ANTHONY J. DELUCA
                                      -------------------------------
                                      Anthony J. DeLuca
                                      Chief Executive Officer
                                      and President
                                      (Duly Authorized Officer)



Date: May 8, 1998                  By /s/ PHILIP O. STRAWBRIDGE
                                      -------------------------------
                                      Philip O. Strawbridge
                                      Vice President and Chief Financial and
                                      Administrative Officer
                                      (Principal Financial Officer)