Form 10-K/A
period 1997-12-31
OHM CORP
filed 1998-05-11
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                ON WHICH REGISTERED
              -------------------               ---------------------
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

This report is an amendment to the OHM Corporation annual report on Form 10-K for the year ended December 31, 1997. The report is being amended to modify (1) discussion of the investment in NSC in Part I, Item I - Business, regarding the restatement to the equity method, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations for the Twelve Months Ended December 31, 1997 vs. Twelve Months Ended December 31, 1996, Liquidity and Capital Resources and Deferred Tax Assets, (3) the Selected Financial Data for the reclassification of bad debt expense and the restatement of the investment in NSC to the equity method, (4) the Consolidated Financial Statements for the reclassification of deferred contract costs from long-term to current, reclassification of bad debt expense and the restatement of the investment in NSC to the equity method, (5) the disclosures in the Notes to Consolidated Financial Statements, and (6) the Financial Data Schedule for the above changes.

The following items to the Company's annual report on Form 10-K/A are being filed herewith:

  Part I     Item 1-- Business
  Part II    Item 6-- Selected Financial Data
             Item 7-- Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
             Item 8-- Financial Statements and Supplementary Data Schedule
  Part IV    Item 14--Exhibits, Financial Statement Schedule and Reports on
                      Form 8-K

OHM CORPORATION
1997 ANNUAL REPORT ON FORM 10-K




TABLE OF CONTENTS

PART I

Item 1.  Business.........................................................    1

PART II

Item 6.  Selected Financial Data..........................................    9
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   10
Item 8.  Financial Statements and Supplementary Data......................   19

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
         Form 8-K.........................................................   43

SIGNATURES ...............................................................   44

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

         The statutory funding mechanism of CERCLA is comprised of contributions from the general revenue and tax on petrochemical feedstocks. The CERCLA tax expired December 31, 1995. However, an additional $1.5 billion was appropriated for fiscal year 1998 and the authority to use the funds has been extended through September 30, 1998. Additionally, EPA has a large amount of appropriated, unobligated funds which are projected by the Congressional Budget Office to be sufficient for EPA to continue operating at current levels for approximately two years. In addition, under the Administration's current budget proposal, an additional $650 million will become available whether or not Superfund reauthorization legislation has been passed by Congress.

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

BACKLOG AND POTENTIAL VALUE OF TERM CONTRACTS

         The following table lists at the dates indicated (I) the Company's backlog, defined as the unearned portion of the Company's existing contracts and unfilled orders, and (ii) the Company's term contracts, defined as the potential value of government term contracts (in thousands):


                                                 December 31,
                                                 ------------
                                       1997           1996            1995
                                       ----           ----            ----
Backlog                             $  332,000     $  375,000     $  445,000
Term contracts                       1,509,000      1,401,000      1,531,000
                                    ----------     ----------     ----------
         Total contract backlog     $1,841,000     $1,776,000     $1,976,000
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

         The Company has historically accounted for its investment in NSC on the equity method. The Company now intends to divest its 40% share of NSC and recorded a write-down of the investment in the second quarter of 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

(a) The Five Year Summary of Results of Operations for each of the five years ended December 31 is set forth below:


                                                                                       Years Ended December 31,

                                                                  1997          1996          1995            1994           1993
                                                                  ----          ----          ----            ----           ----
                                                                                 (In Thousands, Except Per Share Data)

Revenue                                                         $ 526,691      $ 550,984    $ 457,925      $ 323,381      $ 242,401
  Cost of services                                                454,556        478,924      393,149        296,159        202,341
                                                                ---------      ---------    ---------      ---------      ---------
Gross Profit                                                       72,135         72,060       64,776         27,222         40,060
  Claims settlement cost and other, excluding provision for
    bad debts                                                      15,919           ----         ----           ----           ----
 Provision for bad debts: Claims Settlement                        21,958           ----         ----           ----           ----
                          Other                                     2,900          5,343        2,931            522          1,210
 Selling, general and administrative expenses                      43,160         43,907       42,292         31,759         25,900
                                                                ---------      ---------    ---------      ---------      ---------
  Operating (Loss) Income                                         (11,802)        22,810       19,553         (5,059)        12,950
                                                                ---------      ---------    ---------      ---------      ---------
Other (Income) Expenses:
  Investment income                                                  (389)          (124)        (849)           (28)           (28)
  Interest expense                                                  5,186          7,087       10,413          9,177          7,748
  Loss (Equity) in net earnings of affiliates'
    continuing operations                                           1,997           (748)        (287)        (1,032)        (1,600)
  Write-down of investment in NSC Corporation                      14,949           ----         ----           ----           ----
  Miscellaneous (income) expense                                      878           (296)         (72)           898            341
                                                                ---------      ---------    ---------      ---------      ---------
                                                                   22,621          5,919        9,205          9,015          6,461
                                                                ---------      ---------    ---------      ---------      ---------

(Loss) Income From Continuing Operations Before
  Income Taxes (Benefit)                                          (34,423)        16,891       10,348        (14,074)         6,489


  Income taxes (benefit)                                          (10,490)         5,376        3,541         (6,458)         2,082
                                                                ---------      ---------    ---------      ---------      ---------

Net (Loss) Income                                               $ (23,933)     $  11,515    $   6,807      $  (7,616)     $   4,407
                                                                =========      =========    =========      =========      =========


Net (Loss) Income Per Common Share                              $   (0.88)     $    0.43    $    0.31      $   (0.49)     $    0.36
                                                                =========      =========    =========      =========      =========


Weighted Average Common Shares                                     27,210         26,820       22,211         15,582         12,250
                                                                =========      =========    =========      =========      =========

Net (Loss) Income Per Common Share--Assuming Dilution           $   (0.88)     $    0.43    $    0.30      $   (0.49)     $    0.35
                                                                =========      =========    =========      =========      =========

Adjusted Weighted Average Common Shares--Assuming Dilution         27,210         26,840       22,413         15,582         12,454
                                                                =========      =========    =========      =========      =========

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

(b) The Five Year Summary of Financial Position as of December 31 is set forth below (In thousands):

                                                December 31,
                                                ------------
                           1997        1996          1995         1994         1993
                           ----        ----          ----         ----         ----
Working capital          $ 81,219     $ 94,342     $129,156     $116,464     $ 69,985
Total assets              317,043      336,537      376,506      272,546      215,357
Long-term debt             50,041       52,972      104,111      127,279       71,113
Shareholders' equity      154,160      174,572      160,492       76,920       82,743

NOTE:
         (1) The Company has not declared any cash dividends on its Common Stock and is restricted by bank covenants from the payment of cash dividends in the future. See "Note 7 to the Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)      RESULTS OF OPERATIONS

                                     GENERAL

         The Company is a diversified services firm which provides a broad range of outsourced services in two industry segments, environmental remediation and project, program and construction management services, to government and private sector clients located primarily in the United States. The timing of the Company's revenue is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenue is also affected by the timing of its clients' planned remediation activities which generally increase during the third and fourth quarters. Because of this change in demand, the Company's quarterly revenue can fluctuate, and revenue for the first and second quarters of each year have historically been lower than for the third and fourth quarters, although there can be no assurance that this will occur in future years. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

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

         Effective June 1, 1997, the Company acquired all of the outstanding stock of Beneco Enterprises, Inc. ("Beneco"), a Utah corporation, for an aggregate purchase price of $14,700,000. The purchase price consisted of a $9,700,000 cash payment and $5,000,000 of unsecured promissory notes. The Company has agreed to make an additional payment in the year 2000 contingent upon the achievement of certain operating results and other contractual conditions. Beneco is a provider of project, program and construction management services to the Department of Defense ("DOD") and other government agencies throughout the United States. The acquisition of Beneco has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 1, 1997. The Company's consolidated statements of operations include the results of operations for Beneco since June 1, 1997. See "Note 2 to the Consolidated Financial Statements." Also, see "Note 19 to the Consolidated Financial Statements" for separate segment information pertaining to Beneco beginning with the year ended December 31, 1997.

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

TWELVE MONTHS ENDED DECEMBER 31, 1997 VS. TWELVE MONTHS ENDED DECEMBER 31, 1996

       Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1997 and 1996 (in thousands, except percentages):


                                           1997                     1996
                                           ----                     ----
Federal, State, and Local Government     $414,735      79%     $426,256      77%
Industrial                                111,956      21       124,728      23
                                         --------     ---      --------     ---
       Total Revenue                     $526,691     100%     $550,984     100%
                                         ========     ===      ========     ===

         Total revenue for the year ended December 31, 1997, decreased 4% to $526,691,000 from $550,984,000 in 1996. Such decrease in revenue is primarily due to a decrease in environmental remediation revenues of $81,588,000 from government and industrial sector clients, partially offset by revenue of $57,295,000 from Beneco which was acquired effective June 1, 1997 and has been included in the results of operations since such time. The Company derives a substantial portion of its revenue from the government sector and believes that such revenue will continue to be its primary source of revenue for the foreseeable future. See "Business -- Backlog and Potential Value of Term Contracts" and "Environmental Matters and Government Contracting" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Revenue from government agencies for the twelve months ended December 31, 1997, decreased $11,521,000 or 3% from $426,256,000 in 1996. Revenues from government agencies was negatively impacted by a decline in revenue from the Company's environmental remediation services business, which was offset by the acquisition of Beneco. The environmental remediation business experienced a decrease in revenue from the Company's term contracts with the United States Air Force ("Air Force") and the United States Navy ("Navy"). In addition, the Company has experienced a significant decrease in revenue from its site specific thermal incineration project in Holbrook, Massachusetts with the United States Army Corps of Engineers ("USACE") as the project nears its completion. Such decreases were partially offset by an increase in revenue from the Company's term contracts with the USACE and various state and local governments. The Company expects to continue to receive funding under its federal contracts in the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various DOD agencies, as well as the Department of Energy ("DOE"). However, no assurance can be given that the Company will be awarded any new contracts with the DOD or DOE. In addition, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

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

         Revenue from the environmental remediation industry segment for the year ended December 31, 1997, decreased 15% to $469,396,000 from $550,984,000 in
1996. The revenue from the project, program, and construction management services industry segment of $57,295,000 is not comparable to 1996 due to the acquisition of Beneco effective June 1, 1997 and the inclusion in the Company's results of operations only since that date. Revenue from government agencies for environmental remediation for the year ended December 31, 1997, decreased 16% to $357,440,000 from $426,256,000 in 1996. The Company's revenue from industrial clients is from the environmental remediation segment as no industrial revenue is provided by the project, program, and construction management services industry segment. Such decreases in total revenue as well as from government and industrial sector clients for the environmental remediation industry segment are explained above.

         Cost of Services and Gross Profit. Cost of services for the year ended December 31, 1997 decreased 5% to $454,556,000 from $478,924,000 in 1996. Cost of services as a percentage of revenue decreased to 86% for the year ended December 31, 1997 from 87% for 1996. Gross profit increased $75,000 to $72,135,000 in 1997 from $72,060,000 in 1996. Gross profit as a percentage of revenue increased to 14% for the year ended December 31, 1997 from 13% in 1996. The Company's cost of services and gross profit during 1997 was favorably impacted by the following: (i) actions taken by the Company to lessen the use of subcontractors on its government cost reimbursable projects as the amount of mark-up the Company receives on subcontractors is minimal, (ii) cost reduction actions taken during the second quarter of 1997 to reduce the indirect cost of services through the consolidation of certain of the Company's operational and laboratory functions, and (iii) the acquisition of Beneco, which contributed $8,853,000 of gross profit (15% as a percent of Beneco's revenue). Such improvements were partially offset by decreased gross profit from competitive market conditions on projects performed for the industrial sector.

         Cost of services for the environmental remediation industry segment for the year ended December 31, 1997, decreased 15% to $406,114,000 from $478,924,000 in 1996. Cost of services as a percentage of revenue was 87% for the environmental remediation industry segment for both years. Cost of services for the project, program, and construction management services industry segment was $48,442,000 or 85% of revenue for the year ended December 31, 1997. Gross profit for the environmental remediation industry segment decreased 12% to $63,282,000 for the year ended December 31, 1997, from $72,060,000 in 1996 and as a percentage of revenue remained the same at 13% for the years ended December 31, 1997, and 1996. Gross profit for the project, program and construction management services industry segment was $8,853,000 or 15% of revenue for the year ended December 31, 1997.

         Claims Settlement Costs and Other. During the second quarter of 1997, the Company settled litigation and received an unfavorable binding arbitration decision that established a need to write-down claims receivable previously recorded by the Company. These actions together with a thorough analysis by management of other claims, litigation and the related receivables and a decision by management to establish reserves for the consolidation of certain laboratory and operational functions resulted in the Company recording a $22,726,000 (net of $15,151,000 income tax benefit), charge during the second quarter of 1997. All of the charge relates to the environmental remediation industry segment.

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

         * Region Reorganization, Laboratory Closure & Severance. In May 1997, management of the Company made a decision to consolidate certain regional operations, close certain offices and cease commercial laboratory operations. These decisions were made as part of a comprehensive plan completed in the second quarter of 1997 to restructure operations of the company. Thus, resulting expense was recognized as a special charge at that time. Employees of the Company were notified of the reduction in force at that time and substantially all of the reserve requiring a cash settlement was paid prior to the end of 1997. The components of this special charge were:

                                 (In Thousands)
     Cash items:
         Severance                                             $1,500
         Lease termination and facility closure                 1,139
         Other                                                    388
                                                               ------
           Subtotal                                             3,027
     Non cash items
         Fixed Assets                                             773
                                                               ------
                                                               $3,800
                                                               ======

    * The following table summarizes the detailed components of the charge:


                                                                     (In Thousands)
                                                                            Tax              Net
                                                          Charge          Benefit           Loss
                                                          ------          -------           ----
SRS Settlement and Project Loss Accrual                   $15,014          $ 6,006         $ 9,008
Citgo Settlement (Net of $14.3 million)                     8,263            3,305           4,958
Other Litigations and Accounts Receivable                   8,700            3,480           5,220
Litigation Costs                                            2,100              840           1,260
Region Reorganization & Other                               3,800            1,520           2,280
                                                          -------          -------         -------
Total Claims Settlement & Other                           $37,877          $15,151         $22,726
                                                          =======          =======         =======

     Provision for bad debts. The Company's provision for bad debts, excluding items recorded as a part of the claims settlement costs, was $2,900,000 and $5,343,000 for the years ended December 31, 1997 and 1996, respectively. The provision was higher in 1996 primarily due to settlement of rate variances for government cost plus contracts. The provision for bad debts pertains to the environmental remediation industry segment. The provision for bad debts with respect to claims settlements is discussed in Claims Settlement Costs and Other above.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses for the year ended December 31, 1997 decreased 2% to $43,160,000 from $43,907,000 in 1996. SGA expense as a percentage of revenue was 8% for both the years ended December 31, 1997 and 1996. SGA expense was favorably impacted during 1997 by the consolidation of certain operational functions during the second quarter of 1997. During 1997 and 1996, the Company made substantial investments in personnel and systems in support of its government contracts and related compliance issues. Such investments will continue in light of the Company's dependence on federal government contracts.

     SGA expense for the environmental remediation industry segment for the year ended December 31, 1997, decreased 5% to $41,690,000 from $43,907,000 in 1996 and as a percent of revenue increased slightly to 9% for the year ended December 31, 1997, from 8% in 1996. SGA expense for the project, program, and construction management services industry segment was $1,470,000 or 3% of revenue for the year ended December 31, 1997.

     Interest expense. Interest expense, net of investment income, decreased 31% to $4,797,000 for the year ended December 31, 1997 from $6,963,000 for 1996. The decrease in interest expense is a result of a decrease in the average borrowings outstanding under the Company's revolving credit agreement during 1997 when compared to 1996. Such decease is primarily the result of the Company utilizing lease lines of credit for purchases and financing of certain of its operational equipment as well as improvements made in the Company's cash management procedures and systems which decreased its working capital investment. The Company's average borrowings outstanding was $9,397,000 and $36,159,000 for the year ended December 31, 1997 and 1996, respectively. The average interest rate was 6.9% and 6.2% for the years ended December 31, 1997 and 1996, respectively.

     Equity in Net Earnings of Afflilate. During the second quarter of 1997, the Company wrote down its investment in NSC to the expected net realizable value based on its plans to sell its 40% share of NSC. As a result, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit) charge to earnings. The Company accounts for the investment in 40% of the outstanding stock of NSC Corporation on the equity method. Although NSC's stock had traded below the per share carrying value of the recorded investment for some time prior to June 1997, the Company believed this decline was temporary because NSC had continued to report net income, positive cash flow from operations, and continued to pay dividends. In the second quarter of 1997, the Company made the decision to sell its investment in NSC. The Company concluded in the second quarter of 1997 that as a result of its decision to sell its investment in NSC, it should record an impairment loss. This loss was calculated to be $14.9 million before tax which represents the difference between the Company's carrying amount of its investment per share ($5.83) and the fair market value per share of NSC's stock on the day that the Company decided to sell ($2.10) times the 4,010,000 shares held by the Company.

     The Company recognized a loss on its share of the equity in net loss of NSC for 1997, primarily during the third and fourth quarters of 1997. Such loss resulted from losses on certain projects, the writedown of certain equipment and the recognition of non-recurring charges by NSC.

     Net (loss) Income. Net loss for the year ended December 31, 1997 was $23,933,000 or $0.88 per share compared to net income of $11,515,000 or $0.43 per share in 1996. The decrease in net income is primarily due to the settlement of claims and the write-down of the Company's investment in NSC, partially offset by other factors discussed above.

TWELVE MONTHS ENDED DECEMBER 31, 1996 VS. TWELVE MONTHS ENDED DECEMBER 31, 1995

     Revenue. The following table sets forth the Company's revenue by client type for the twelve months ended December 31, 1996 and 1995 (in thousands, except percentages):

                                                    1996                    1995
                                                    ----
Federal, State, and Local Government              $426,256       77%      $349,052       76%
Industrial                                         124,728       23        108,873       24
                                                  --------      ---       --------      ---
         Total Revenue                            $550,984      100%      $457,925      100%
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

         Selling, General and Administrative Expenses. SGA expense increased 4% to $43,907,000 from $42,292,000 in 1995. SGA expenses for the year ended December 31, 1995 included a $3,854,000 pre-tax, $2,312,000 after-tax, charge for integration costs related to the acquisition of the Division. The charge was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company. Without such charge, SGA expenses increased 19% primarily as a result of the acquisition of the Division and the growth in revenue. In addition, the Company has made a substantial investment in personnel and systems in support of its government contracts and related compliance issues. SGA expense as a percent of revenue was 8% for the twelve months ended December 31, 1996 and 1995, exclusive of the integration charge recorded in 1995.

         Interest expense. Interest expense, net of investment income, decreased 27% to $6,963,000 for the year ended December 31, 1996 from $9,564,000 for 1995.
The decrease in interest expense was a result of a decrease in the average borrowings outstanding, as well as interest rates charged, under the Company's revolving credit agreement during 1996 compared to 1995. The decrease in interest rates charged under the revolving credit agreement primarily is a result of the WMX guarantee of the Company's debt in exchange for the warrant described above. Upon successful completion of the aforementioned merger with IT, such debt guarantee will be terminated. The Company's average borrowings outstanding was $36,159,000 and $56,549,000 for the year ended December 31, 1996 and 1995, respectively. The average interest rate was 6.2% and 7.6% for the years ended December 31, 1996 and 1995, respectively. Investment income for the twelve months ended December 31, 1995 included income earned on certain outstanding receivables guaranteed by Rust pursuant to the agreement for the acquisition of the Division. Such receivables were paid to the Company on September 30, 1995.

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

         During 1997 and 1996, the Company entered into agreements for the sale and leaseback of certain of the Company's (environmental remediation industry segment) thermal destruction units located at various project sites. Total proceeds from such agreements were $32,450,000 and resulted in a gain of $8,431,000 over the net book value of the equipment at the time of the sale and leaseback. The gain is being amortized over the life of the sale and leaseback agreements, which have maximum terms of four to five years.

         Capital expenditures for the years ended December 31, 1997, 1996, and 1995 were $18,036,000, $23,279,000, and $14,276,000, respectively. The Company's capital expenditures are primarily related to the purchase of heavy construction equipment the fabrication of custom equipment by the Company for the execution of remediation projects and the installation of computer systems and related equipment for the environmental remediation industry segment. Capital expenditures for fiscal year 1998 are expected to range between $10,000,000 and $15,000,000 for the environmental remediation industry segment. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

         The Company believes that the government sector will continue to be its primary source of revenue for the foreseeable future in light of its contract backlog with federal government agencies for both of the Company's industry segments. Revenue from government agencies historically has required greater working capital, the major component of which is accounts receivable, than revenue from industrial sector clients. In addition, the Company is bidding on a number of large, long-term contract opportunities which, if awarded to the Company, would also increase working capital needs and capital expenditures. The Company believes it will be able to finance its working capital needs and capital expenditures in the short term through a combination of cash flows from operations, borrowing under its revolving credit facility, proceeds from permitted asset sales and other external sources.

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

(E)      DEFERRED TAX ASSETS

         The Company has recorded a valuation allowance for its deferred tax assets, which almost exclusively relate to the environmental remediation industry segment, to the extent that the Company believes such deferred tax assets more likely than not will not be realized. With respect to deferred tax assets for which a valuation allowance has not been established, the Company believes it will realize the benefit of these assets through the reversal of taxable temporary differences and future income. The Company believes that the future taxable income of approximately $67,000,000 necessary to realize the deferred tax assets is more likely than not to occur because of its substantial backlog and term contracts from which the Company has historically realized sufficient margin to produce consolidated net income. The principal uncertainty of realization of the deferred tax assets is the Company's ability to convert its backlog to revenue and margin. See "Business -- Backlog and Potential Value of Term Contracts" and "Environmental Matters and Government Contracting" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company evaluates the realizability of its deferred tax assets quarterly and assesses the need for any change in the valuation allowance. See "Note 9 to the Consolidated Financial Statements."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and supplementary quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1997, 1996 and 1995, are set forth on pages 19 through 42.

                                 OHM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              December 31,
                                                                                           1997         1996
                                                                                           ----         ----
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                                      $ 31,784     $ 14,002
         Accounts receivable                                                              70,627       85,461
         Costs and estimated earnings on contracts in process in excess of billings       47,774       56,303
         Materials and supply inventory, at cost                                          13,285       13,899
         Prepaid expenses and other assets                                                15,111       20,558
         Deferred income taxes                                                            11,166       10,513
         Refundable income taxes                                                             259          493
                                                                                        --------     --------
                                                                                         190,006      201,229
                                                                                        --------     --------
Property and Equipment, net                                                               56,610       70,521
                                                                                        --------     --------
Other Noncurrent Assets:
         Investment in affiliated company                                                  5,637       23,185
         Intangible assets relating to acquired businesses, net                           46,364       33,534
         Deferred debt issuance and financing costs                                        1,114        1,412
         Deferred income taxes                                                            15,725        3,563
         Other assets                                                                      1,587        3,093
                                                                                        --------     --------
                                                                                          70,427       64,787
                                                                                        --------     --------
                           Total Assets                                                 $317,043     $336,537
                                                                                        ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                                                               $ 72,692     $ 69,230
         Billings on contracts in process in excess of costs and estimated earnings        1,530          897
         Accrued compensation and related taxes                                            8,646        6,528
         Federal, state and local taxes                                                       86          150
         Other accrued liabilities                                                        17,769       21,477
         Current notes payable                                                             5,000           --
         Current portion of noncurrent liabilities                                         3,064        5,321
                                                                                        --------     --------
                                                                                         108,787      103,603
                                                                                        --------     --------
Noncurrent Liabilities:
         Long-term debt                                                                   50,041       52,972
         Deferred gain from sale leaseback of equipment                                    2,890        4,484
         Capital leases                                                                       65           32
         Pension agreement                                                                 1,100          874
                                                                                        --------     --------
                                                                                          54,096       58,362
                                                                                        --------     --------
Commitments and Contingencies                                                                 --           --

Shareholders' Equity:
         Preferred stock, $10.00 par value, 2,000,000 shares authorized;
                  none issued and outstanding                                                 --           --
         Common stock, $.10 par value, 50,000,000 shares authorized;
                  shares issued:  1997 - 27,425,046; 1996 - 26,992,140                     2,742        2,699
         Additional paid-in capital                                                      142,453      138,989
         Retained earnings                                                                 8,965       32,884
                                                                                        --------     --------
                                                                                         154,160      174,572
                                                                                        --------     --------
                           Total Liabilities and Shareholders' Equity                   $317,043     $336,537
                                                                                        ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Years Ended December 31,
                                                                  1997            1996          1995
                                                                  ----            ----          ----
Revenue                                                        $ 526,691      $ 550,984      $ 457,925
         Cost of services                                        454,556        478,924        393,149
                                                               ---------      ---------      ---------
Gross Profit                                                      72,135         72,060         64,776
Claims settlement costs and other, excluding bad debts            15,919             --             --
    Provision for bad debts: Claims settlement                    21,958             --             --
                                           Other                   2,900          5,343          2,931
         Selling, general and administrative expenses             43,160         43,907         42,292
                                                               ---------      ---------      ---------
Operating (Loss) Income                                          (11,802)        22,810         19,553
                                                               ---------      ---------      ---------
Other (Income) Expenses:
         Investment income                                          (389)          (124)          (849)
         Interest expense                                          5,186          7,087         10,413
         Equity in net earnings of affiliate                       1,997           (748)          (287)
         Write-down of investment in NSC Corporation              14,949             --             --
         Miscellaneous (income) expenses                             878           (296)           (72)
                                                               ---------      ---------      ---------
                                                                  22,621          5,919          9,205
                                                               ---------      ---------      ---------
(Loss) Income Before Income Taxes (Benefit)                      (34,423)        16,891         10,348

         Income taxes (Benefit)                                  (10,490)         5,376          3,541
                                                               ---------      ---------      ---------
Net (Loss) Income                                              $ (23,933)     $  11,515      $   6,807
                                                               =========      =========      =========

Net (Loss) Income Per Common Share                             $   (0.88)     $    0.43      $    0.31
                                                               =========      =========      =========


Weighted-Average Common Shares                                    27,210         26,820         22,211
                                                               =========      =========      =========

Net (Loss) Income Per Common Share--Assuming Dilution          $   (0.88)     $    0.43      $    0.30
                                                               =========      =========      =========


Adjusted Weighted-Average Common Shares--Assuming Dilution        27,210         26,840         22,413
                                                               =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                Common Stock
                                                ------------        Additional                 Cumulative
                                            Number of                 Paid-In      Retained    Translation   Treasury
                                              Shares      Amount      Capital      Earnings    Adjustments     Stock
                                              ------      ------      -------      --------    -----------     -----
BALANCE AT JANUARY 1, 1995                  15,848,089    $1,584    $ 63,294       $14,656       $(58)        $(2,556)
Proceeds from sale of 1,000,000 shares
common stock, less issuance
         expenses of $25,000                 1,000,000       100       9,875
Shares issued for the acquisition
         of the Division                     9,668,000       967      61,149
Issuance of common stock warrants                                      1,372
Stock options exercised, 211,624
         shares reissued from treasury                                  (861)                                   2,556
Shares issued for stock options                 37,921         4         776
Shares issued for 401(k) plan funding           93,067         9         823
Deferred translation adjustments                                                                   (5)
Net income                                                                           6,807
                                           -----------    ------    --------      --------        ---          ------
BALANCE AT DECEMBER 31, 1995                26,647,077     2,664     136,428        21,463        (63)             --
Shares issued for 401(k) plan funding          345,063        35       2,561
Deferred translation adjustments                                                                  (31)
Net income                                                                          11,515
                                           -----------    ------    --------      --------        ---          ------
BALANCE AT DECEMBER 31, 1996                26,992,140     2,699     138,989        32,978        (94)             --
Shares issued for 401(k) plan funding          326,711        32       2,658

Shares issued for stock options                106,195        11         806
Deferred translation adjustments                                                                   14
Net income (loss)                                                                  (23,933)
                                           -----------    ------    --------      --------        ---          ------

BALANCE AT DECEMBER 31, 1997                27,425,046    $2,742    $142,453      $  9,045       $(80)         $   --
                                           ===========    ======    ========      ========       =====         ======

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Years Ended December 31,
                                                                                         1997           1996           1995
                                                                                         ----           ----           ----
Cash flows from operating activities:
         Net (loss) income                                                            $ (23,933)     $  11,515      $   6,807

         Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Depreciation and amortization                                                   13,131         19,963         10,652
         Amortization of other noncurrent assets                                          3,139          3,332          2,916
         Deferred income taxes                                                          (10,490)         5,335          3,483
         (Gain) loss on sale of property and equipment                                   (1,705)          (206)           423
         Equity in net loss (earnings) of affiliate, net of dividends
           received                                                                       2,599           (147)           314

         Writedown of investment in affiliated company                                   14,949             --             --
         Deferred translation adjustments and other                                        (568)        (1,305)        (1,881)
         Changes in current assets and liabilities:
         Accounts receivable                                                             19,034         13,622         10,049
         Costs and estimated earnings on contracts
           in process in excess of billings                                               8,529         11,972        (10,278)
         Materials and supply inventory                                                     614         (2,068)        (1,732)
         Prepaid expenses and other assets                                                6,324         (8,125)          (206)
         Refundable income taxes and other                                                  234            (92)          (196)
         Accounts payable                                                                (1,864)         2,949          3,907
         Billings on contracts in process in excess
           of costs and estimated earnings                                                  633           (490)        (1,019)
         Accrued compensation and related taxes                                           1,638           (512)           476
         Federal, state and local income taxes                                              (64)           (50)            98
         Other accrued liabilities                                                       (7,504)       (11,286)        (4,416)
                                                                                      ---------      ---------      ---------
                      Net cash flows provided by operating activities                    24,696         44,407         19,397
                                                                                      ---------      ---------      ---------
Cash flows from investing activities:
         Purchases of property and equipment                                            (18,036)       (23,279)       (14,276)
         Proceeds from sale of property and equipment                                     1,908          4,612          3,813
         Proceeds from sale and leaseback of equipment                                   21,800         12,850             --
         Cash (used) acquired from purchase of business, net of acquisition costs        (7,092)            --         13,527
         Decrease (increase) in receivable from affiliated company                           --         15,000         (6,695)
         Increase in other noncurrent assets                                             (1,090)        (1,140)          (589)
                                                                                      ---------      ---------      ---------
                      Net cash (used in) provided by investing activities                (2,510)         8,043         (4,220)
                                                                                      ---------      ---------      ---------
Cash flows from financing activities:
         Increase in long-term debt                                                           8            204          2,209
         Payments on long-term debt and capital leases                                   (7,802)       (10,230)        (8,691)
         Proceeds from borrowing under revolving credit agreement                       187,554        202,300        159,900
         Payments on revolving credit agreement                                        (187,554)      (244,400)      (175,500)
         Proceeds from private placement of common stock                                     --             --          9,975
         Common Stock issued for 401(k) funding and stock options                         3,507          2,597          1,612
         Payments on pension agreement                                                     (117)          (124)          (102)
         Reissuance of treasury stock                                                        --             --          1,695
                                                                                      ---------      ---------      ---------
                      Net cash (used in) financing activities                            (4,404)       (49,653)        (8,902)
                                                                                      ---------      ---------      ---------
                      Net increase in cash and cash equivalents                          17,782          2,797          6,275
Cash and cash equivalents at beginning of year                                           14,002         11,205          4,930
                                                                                      ---------      ---------      ---------
Cash and cash equivalents at end of year                                              $  31,784      $  14,002      $  11,205
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

                                 OHM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of OHM Corporation (the "Company") and its subsidiaries. The Company's investment in 40% of the outstanding common stock of NSC Corporation ("NSC") is carried on the equity basis. See "Note 17 - Special Charges" and "Note 20 - Subsequent Events" regarding disposition of the NSC investment. All material intercompany transactions and balances among the consolidated group have been eliminated in consolidation.

     The 1997 financial statements have been restated to continue to apply the equity method of accounting for its investment in NSC. The Company previously had concluded in the second quarter of 1997 that it no longer had the ability to exercise significant influence over the operating and financial policies of NSC after the Company announced its intention to sell its investment in NSC. As a result, the Company wrote down its investment in NSC to its fair value (see "Note 17 - Special Charges"), discontinued reporting its share of NSC's profits and losses in the Company's results of operations in accordance with the equity method of accounting, and because of the change in circumstances started accounting for its investment in NSC under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Based on discussions with the SEC staff, the Company concluded that it should continue to apply the equity method of accounting for its investment in NSC. The effect of this restatement was to decrease 1997 net income by $2,736,000 or $0.10 per share.

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

     REVENUE AND COST RECOGNITION. The Company primarily derives its revenue from providing environmental services under cost plus fee, time and materials, fixed price and unit price contracts. The Company records revenue and related income from its contracts in process using the percentage-of-completion method of accounting based on the costs incurred relative to total estimated costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. For the year ended December 31, 1997, the Company recorded a loss of $15,014,000 on its contract at the Hilton-Davis project in Cincinnati, Ohio. See "Note 17 - Special Charges" for further discussion of the nature and timing of the loss recorded. Changes in project performance, project conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated. Back charges to subcontractors are recorded as receivables to the extent considered collectible. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect project costs related to contract performance. Certain precontract costs are capitalized and deferred to be amortized on a straight line basis over the life of the contract by the Company when the Company concludes that their recoverability from the contract to which they relate is probable. Revenue derived from non-contract activities is recorded when the services are performed.

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

     INTANGIBLE ASSETS. Intangible assets consist principally of goodwill and other intangible assets resulting primarily from acquisitions accounted for using the purchase method of accounting. Goodwill and other intangible assets are recorded at the amounts and amortized using the straight-line method over the lives set forth in the following table:

                                                               December 31,
                                                         1997               1996         Useful Lives
                                                         ----               ----         ------------
                                                              (In Thousands)
Goodwill                                                $45,655           $33,498           40 Years
Proprietary processes                                         0                36           10 Years
Assembled workforce                                         397                 0            7 Years
Trade name                                                  311                 0            5 Years
                                                        -------           -------
                                                        $46,363           $33,534
                                                        =======           =======


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

     INSURANCE PROGRAMS. The Company maintains a comprehensive liability insurance program that is structured to provide coverage for major and catastrophic losses while essentially self-insuring losses that may occur in the ordinary course of business. The Company contracts with primary and excess insurance carriers and generally retains $250,000 to $500,000 of liability per occurrence through deductible programs, self-insured retentions or through reinsurance provided by a wholly-owned insurance captive which reinsures some of the Company's workers' compensation risks. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred, including claims incurred but not reported. Such estimates utilize certain actuarial assumptions followed in the industry. The Company incurred expense of

$5,659,000, $6,949,000 and $4,047,000 for each of the years ended December 31,
1997, 1996 and 1995 respectively.

     LEGAL EXPENSES. The Company regularly reviews known litigation matters with counsel and makes a reasonable estimate of its exposure to not only the impact of settlements, but also the related expenses, such as attorney's fees. The Company accrues such cost as necessary based on this analysis.

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

     The estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition of Beneco are as follows (in thousands):

            Current assets                                $ 8,208
            Property and equipment                            615
            Goodwill                                       13,179
            Other intangibles                                 774
            Current liabilities                             8,024

     On May 30, 1995, the Company completed the acquisition of substantially all of the assets and certain liabilities of the hazardous and nuclear waste remediation service business (the Division) of Rust International Inc. (Rust) in exchange for 9,668,000 shares of common stock of the Company, or approximately 37% of the outstanding shares of the Company's common stock. Such shares issued to Rust are subject to a number of restrictions set forth in a Standstill and Non-competition Agreement that was entered into pursuant to the Agreement and Plan of Reorganization dated December 5, 1994, as amended (the Reorganization Agreement), among the Company, Rust and certain of their subsidiaries. In addition to the net assets of the Division, the Company received $16,636,000 in cash pursuant to provisions of the Reorganization Agreement that provided for an adjustment based on the average per share price of the Company's common stock for a 20 trading day period prior to closing. Also, under terms of the Reorganization Agreement, as amended on March 22, 1996, the Company received an additional $15,000,000 on March 25, 1996, which reduced goodwill. For purposes of calculating the consideration given by the Company for the Division, such 20 trading day average per share price of $11.25 was used, adjusted to reflect a 40% discount for the restricted nature of the common stock issued. Consideration for the Division aggregated $65,259,000, which includes $3,143,000 of direct costs related to the acquisition.

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

                                                                 Pro Forma
                                                          Year Ended December 31,
                                                          -----------------------
                                                1997                1996                 1995
                                                ----                ----                 ----
                                                    (In Thousands, Except Per Share Data)
Revenue                                         $555,271           $622,814          $520,465
Net income (loss)                                (24,895)            13,050             8,142
Net income (loss) per share                     $  (0.92)          $   0.49          $   0.31


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

NOTE 3 - ACCOUNTS RECEIVABLE AND COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROCESS
         Accounts receivable are summarized as follows:

                                                                                            December 31,
                                                                                         1997          1996
                                                                                         ----          ----
                                                                                          (In Thousands)
Accounts billed and due currently                                                     $ 43,982      $ 45,573
Unbilled receivables                                                                    37,827        59,649
Retainage                                                                                4,265         5,167
                                                                                      --------      --------

                                                                                        86,074       110,389
Allowance for uncollectible accounts                                                   (15,447)      (24,928)
                                                                                      --------      --------
                                                                                      $ 70,627      $ 85,461
                                                                                      ========      ========

     The consolidated balance sheets include the following amounts:

                                                                                             December 31,
                                                                                       1997                1996
                                                                                       ----                ----
                                                                                            (In Thousands)
Costs incurred on contracts in process                                              $ 306,314           $ 442,923
Estimated earnings                                                                     63,128              90,442
                                                                                    ---------           ---------
                                                                                      369,442             533,365
Less billings to date                                                                (323,198)           (477,959)
                                                                                    ---------           ---------
                                                                                    $  46,244           $  55,406
                                                                                    =========           =========

Costs and estimated earnings on contracts in process in excess of billings          $  47,774           $  56,303
Billings on contracts in process in excess of costs and estimated earnings             (1,530)               (897)
                                                                                    ---------           ---------
                                                                                    $  46,244           $  55,406
                                                                                    =========           =========

     Unbilled receivables and costs and estimated earnings on contracts in process typically represent: (I) amounts earned under the Company's contracts but not yet billable to clients according to contract terms, which usually consider passage of time, achievement of certain project milestones or completion of the project; and (ii) amounts equal to contract costs attributable to claims included in revenue. In addition, unbilled receivables and costs and estimated earnings on contracts in process include amounts relating to contracts with federal government agencies which require services performed by the Company's subcontractors to be paid prior to billing. The Company reasonably expects to collect the accounts receivable and the costs and estimated earnings on contracts in process in excess of billings net of the allowance for uncollectible accounts within one year. Amounts subject to uncertainty include certain claims and other similar items for which an allowance for uncollectible accounts has been established. See "Note 15 Litigation and Contingencies" and "Note 17 - Special Charges" for further discussion of principal items comprising the allowance.

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

NOTE 4 - PROPERTY AND EQUIPMENT


                                                                              December 31,              Useful
                                                                          1997          1996            Lives
                                                                          ----          ----            ------
                                                                                   (In Thousands)
Land                                                                    $    284      $    257            --
Buildings and improvements                                                21,798        21,698        1-40 Years

Machinery and equipment                                                   72,326        89,831        3-15 Years
Construction in progress                                                   1,823         8,385            --
                                                                        --------      --------
                                                                          96,231       120,171
Less accumulated depreciation and amortization                           (39,621)      (49,650)
                                                                        --------      --------
                                                                        $ 56,610      $ 70,521
                                                                        ========      ========

NOTE 5 - INVESTMENT IN AFFILIATED COMPANY

     The combined summarized financial information of the Company's 40% owned asbestos abatement and specialty contracting subsidiary, NSC, is set forth below:

                                                                           December 31,
                                                                      1997              1996
                                                                      ----              ----
                                                                         (In Thousands)
Current assets                                                      $34,906           $41,123
Noncurrent assets                                                    39,583            44,102
Total assets                                                         74,489            85,225
Current liabilities                                                  18,080            19,969
Noncurrent liabilities                                                5,253             7,610

                                                                               Years Ended December 31,
                                                                        1997            1996              1995
                                                                        ----            ----              ----
                                                                                   (In Thousands)
Revenue                                                               $115,955        $129,043          $124,529
Gross profit                                                            11,027          22,589            19,447
Operating (loss) income                                                 (7,785)          4,361             1,859
Net (loss) income                                                       (4,994)          1,861               715
Company's interest in net (loss) income                                 (1,997)            748               287


     During the second quarter of 1997, the Company wrote down its investment in NSC to the expected net realizable value based on its plans to sell its 40% share of NSC. As a result, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit) charge to earnings. The Company accounts for the investment in 40% of the outstanding stock of NSC Corporation on the equity method. Although NSC's stock had traded below the per share carrying value of the recorded investment for some time prior to June 1997, the Company believed this decline was temporary because NSC had continued to report net income, positive cash flow from operations, and continued to pay dividends. In the second quarter of 1997, the Company made the decision to sell its investment in NSC. The Company concluded in the second quarter of 1997 that as a result of its decision to sell its investment in NSC, it should record an impairment loss. This loss was calculated to be $14.9 million before tax which represents the difference between the Company's carrying amount of its investment per share ($5.83) and the fair market value per share of NSC's stock on the day that the Company decided to sell ($2.10) times the 4,010,000 shares held by the Company. See "Note 20 - Subsequent Events". The Company received cash dividends from NSC aggregating $602,000 for each of the years ended December 31, 1997,1996, and 1995.

NOTE 6 - OTHER ACCRUED LIABILITIES

     Other accrued liabilities are summarized as follows:

                                                                            December 31,
                                                                            ------------
                                                                       1997              1996
                                                                       ----              ----
                                                                           (In Thousands)
Reserve for loss projects                                            $ 4,328           $ 5,839
Reserve for legal settlements                                          2,694             5,490
Reserve for self-insurance                                             4,360             4,212
Accrued insurance                                                      2,411             2,601
Other                                                                  3,976             3,335
                                                                     -------           -------
                                                                     $17,769           $21,477
                                                                     =======           =======

NOTE 7 - LONG-TERM DEBT

     The long-term debt of the Company is summarized below:

                                                                                             December 31,
                                                                                        1997             1996
                                                                                        ----             ----
                                                                                            (In Thousands)
8% Convertible Subordinated Debentures due October 1, 2006                             $46,764           $46,764
Notes payable to financial institutions                                                  2,806             8,434
Notes payable                                                                            3,494             3,066
                                                                                       -------           -------
                                                                                        53,064            58,264
Less current portion                                                                    (3,023)           (5,292)
                                                                                       -------           -------
                                                                                       $50,041           $52,972
                                                                                       =======           =======

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

     On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. There were no cash borrowings outstanding at December 31, 1997 or 1996. The agreement has a five year term and is scheduled to expire on May 30, 2000. WMX has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. See "Note 2 Acquisition." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit subject to certain covenants. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market is based on the aggregate amount borrowed under the facility, the presence of the WMX guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The arrangement provides the participating banks and WMX with a security interest in the Company's equipment, inventories, accounts receivables, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. The Company had $13,300,000 and $12,223,000 of letters of credit outstanding under its revolving credit facility at December 31, 1997 and 1996, respectively.

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

     The aggregate maturity of long term debt, including annual mandatory sinking fund payments for the convertible subordinated debentures, for the five years ending December 31 is: 1998, $5,226,000; 1999, $7,099,000; 2000,
$4,804,000; 2001, $4,313,000; 2002, $4,313,000; 2003 and thereafter $27,309,000.
The aggregate maturity of the required mandatory sinking fund payments for the convertible subordinated debentures for the five years ending December 31 is:
1998, $2,203,000; 1999, $4,313,000; 2000, $4,313,000; 2001, $4,313,000; 2002,
$4,313,000; 2003 and thereafter, $27,309,000.

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

         Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                                                         December 31,
                                                                                         ------------
                                                                                   1997               1996
                                                                                   ----               ----
                                                                                        (In Thousands)
Long-term deferred tax liabilities:
         Property and equipment                                                  $  9,410           $ 10,470
         Intangible assets                                                          1,726              1,131
         Investments                                                                    8              2,784
                                                                                 --------           --------
                 Total long-term deferred tax liabilities                          11,144             14,385
Long-term deferred tax assets:
         Net operating loss ("NOL") carryforwards                                  22,505              7,571
         Intangible assets                                                          1,446              1,840
         Research and development tax credits                                       7,307              5,832
         Other tax credit carryforwards                                             2,421              2,431
         Other, net                                                                 1,837              3,474
                                                                                 --------           --------
                 Total long-term deferred tax assets                               35,516             21,148
         Valuation allowance for long-term deferred tax assets                     (8,808)            (3,358)
                                                                                 --------           --------
                 Total long-term deferred tax assets - net of
                    valuation allowance                                            26,708             17,790
                                                                                 --------           --------
         Net long-term deferred tax assets - domestic operations                   15,564              3,405
         Foreign tax NOL carryforwards                                                167                167
         Valuation allowance for foreign deferred tax assets                           (6)                (9)
                                                                                 --------           --------
                 Net long-term deferred tax assets                               $ 15,725           $  3,563
                                                                                 ========           ========

Current deferred tax liabilities:
         Revenue recognition                                                     $  2,779           $     --
         Prepaid expenses                                                           1,047              1,095
         Tax reserves                                                                  55                366
                                                                                 --------           --------
                 Total current deferred tax liabilities                             3,881              1,461
Current deferred tax assets:
         Bad debt reserves                                                          5,941              9,722
         Project accruals                                                           4,282              8,709
         NOL carryforwards                                                          5,787              1,950
         Other, net                                                                 3,193              1,196
                                                                                 --------           --------
                 Total current deferred tax assets                                 19,203             21,577
         Valuation allowance for current deferred tax assets                       (4,156)            (9,603)
                                                                                 --------           --------
                 Total current deferred tax assets - net of
                    valuation allowance                                            15,047             11,974
                                                                                 --------           --------
                           Net current deferred tax assets                       $ 11,166           $ 10,513
                                                                                 ========           ========

         The net foreign long-term deferred tax assets of $161,000 and $158,000 at December 31, 1997 and 1996, respectively, are attributable to the foreign operations of the Company and cannot be offset with the net long-term deferred tax liabilities resulting from the Company's domestic operations. The provisions for income taxes (benefit) consist of the following:

                                 Years Ended December 31,
                                 ------------------------
                       1997              1996            1995
                       ----              ----            ----
                                      (In Thousands)
Current:
    Federal          $     --           $   --          $   --
    State                  --               41              58
                     --------           ------          ------
                           --               41              58
Deferred:
    Federal            (9,477)           4,569           3,036
    State              (1,013)             766             447
                     --------           ------          ------
                      (10,490)           5,335           3,483
                     --------           ------          ------
                     $(10,490)          $5,376          $3,541
                     ========           ======          ======


         The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income
(loss) from operations before income taxes are as follows:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                1997             1996           1995
                                                                ----             ----           ----
Federal statutory rate                                          34.0%           34.0%           34.0%
Add (deduct):
         State income taxes, net of federal benefit              3.2             4.8             3.2
         Research and development tax credits                    4.3            (8.6)           (4.5)
         Goodwill                                               (1.3)            2.4             1.2
         Write-down of investment in NSC Corporation            (7.0)             --              --
         Equity in net earnings of affiliates                   (2.3)           (1.2)           (0.8)
         Other, net                                             (0.4)            0.4             1.1
                                                                ----            ----            ----
                                                                30.5%           31.8%           34.2%
                                                                ====            ====            ====

         Net operating loss, capital loss and tax credit carryforward amounts and their respective expiration dates for income tax purposes are as follows (in thousands):

                                                            Amount        Expiration Date
                                                            ------        ---------------
Net operating losses:                                       $ 2,473              2006
                                                             17,268              2010
                                                             53,467              2012
                                                            -------
                                                            $73,208
                                                            =======

State net operating losses in excess of federal:            $   389              1998
                                                                 72              1999
                                                              2,942              2006
                                                              2,235              2007
                                                              2,165              2008
                                                              2,848              2009
                                                              3,769              2010
                                                            -------
                                                            $14,420
                                                            =======

Research and development tax credits:                       $   261              2002
                                                                413              2003
                                                                331              2004
                                                                610              2005
                                                                556              2006
                                                                969              2007
                                                                715              2008
                                                              1,121              2009
                                                                225              2010
                                                                985              2011
                                                              1,121              2012
                                                            -------
                                                            $ 7,307
                                                            =======

Alternative minimum tax credits:                            $ 1,218            Indefinite
                                                            =======

Miscellaneous credits:                                      $   190              1998
                                                                 41              1999
                                                                106              2000
                                                                121              2001
                                                                 24              2005
                                                            -------
                                                            $   482
                                                            =======

Foreign tax net operating loss                              $   427              1998
                                                            =======

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

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             1997          1996         1995         1994         1993
                                                             ----          ----         ----         ----         ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

NUMERATOR

         Net income (loss)                                  $(23,933)     $11,515     $ 6,807     $ (7,616)     $ 4,407
                                                            ========      =======     =======     ========      =======

DENOMINATOR

         Denominator for basic earnings per share
                  -weighted-average shares                    27,210       26,820      22,211       15,582       12,250

         Effect of dilutive
                  employee stock options                          --           20         202           --          204
                                                            --------      -------     -------     --------      -------

         Denominator for diluted earnings per share
                  -adjusted weighted-average shares and
                  assumed conversions                         27,210       26,840      22,413       15,582       12,454
                                                            ========      =======     =======     ========      =======

         Net (loss) income per common share                 $  (0.88)     $  0.43     $  0.31     $  (0.49)     $  0.36
                                                            ========      =======     =======     ========      =======


         Net (loss) income per common share - assuming
            dilution                                        $  (0.88)     $  0.43     $  0.30     $  (0.49)     $  0.35
                                                            ========      =======     =======     ========      =======


         See "Note 20 - Subsequent Events" for additional disclosure regarding employee stock options, warrants and repurchase of outstanding shares.

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

         On March 28, 1995, the Company sold to H. Wayne Huizenga and an affiliated family foundation 1,000,000 shares of its common stock and options for an aggregate purchase price of $10,000,000, less issuance expenses of $25,000. The options are exercisable over five years for the purchase of 620,000 shares of common stock upon payment of $10.00 per share and 380,000 shares of common stock upon payment of $12.00 per share. See "Note 20 - Subsequent Events."

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

         See "Note 20 - Subsequent Events" for disclosure of disposition of shares in the aforementioned plans.

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

         For purposes of pro forma disclosures of net income and earnings per share, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            Pro Forma
                                                     Years Ended December 31,
                                        1997                  1996                1995
                                        ----                  ----                ----
                                             (In Thousands, Except Per Share Data)
Net (loss) income                    $(25,020)             $  10,901            $  6,428
Net (loss) income per share          $  (0.92)             $    0.41            $   0.29

         The following is a summary of the stock option activity:

                                             Number         Weighted Average
                                           of Shares         Exercise Price
                                           ---------         --------------
1986 PLAN
Outstanding at January 1, 1995             1,765,350              $ 9.41
         Granted                             632,750                9.89
         Exercised                          (249,545)               7.74
         Canceled                           (134,735)               9.81
                                           ---------
Outstanding at December 31, 1995           2,013,820                9.74
         Granted                           1,097,569                8.33
         Exercised                                --                  --
         Canceled                         (1,004,399)              11.06
                                           ---------
Outstanding at December 31, 1996           2,106,990                8.38
         Granted                             807,000                8.20
         Exercised                          (106,195)               7.69
         Canceled                           (311,767)               8.28
                                           ---------
Outstanding at December 31, 1997           2,496,028                8.36
                                           =========
Exercisable at December 31, 1996           1,037,008                8.44
                                           =========
Exercisable at December 31, 1997           1,221,738                8.54
                                           =========

DIRECTORS' PLAN
Outstanding at January 1, 1995                85,000              $10.16
         Granted                              65,000               11.83
                                           ---------
Outstanding at December 31, 1995             150,000               10.88
         Granted                              60,000                7.94
         Canceled                            (15,000)              10.50
                                           ---------
Outstanding at December 31, 1996             195,000               10.01
         Granted                              35,000                7.50
         Canceled                            (15,000)              11.75
                                           ---------
Outstanding at December 31, 1997             215,000                9.48
                                           =========
Exercisable at December 31, 1996             180,000               10.20
                                           =========
Exercisable at December 31, 1997             215,000                9.48
                                           =========

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

         The Company's contributions to the plan, for both the match and the earnings on amounts invested are expensed as incurred including market value appreciation in the OHM Common Stock Deferral Account. A monthly average per share price of OHM common stock is used to calculate the contributions to the Stock Deferral Account. No dividends have been declared on the common stock. Total expense was $564,000 and $154,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE 15 - LITIGATION AND CONTINGENCIES

         The Company is currently in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site which the Company believes were materially different than as represented by Occidental. In December 1994, Occidental filed suit against the Company. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts.

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

         Litigation and claims involving the Company relate primarily to the collection of outstanding accounts receivable of the Company. The Company regularly evaluates the need to establish accounts receivable reserves for such litigation and claims. Total accounts receivable reserves for such litigation and claims were $7,665,000 and $17,596,000 for the years ended December 31, 1997 and 1996, respectively. In addition, the Company has established a general litigation reserve of $2,015,000 and $3,494,000 for the years ended December 31, 1997 and 1996, respectively to cover litigation and claims costs as well as other matters not impacting accounts receivable.

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

         Region Reorganization, Laboratory Closure & Severance. In May 1997, management of the Company made a decision to consolidate certain regional operations, close certain offices and cease commercial laboratory operations. These decisions were made as part of a comprehensive plan completed in the second quarter of 1997 to restructure operations of the company. Thus, resulting expense was recognized as a special charge at that time. Employees of the Company were notified of the reduction in force at that time and substantially all of the reserve requiring a cash settlement was paid prior to the end of 1997. The components of this special charge were:

                                                           (In Thousands)
         Cash items:
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
                                                                ======

         NSC Divestiture. During its second quarter of 1997, the Company decided to sell its 40% share of NSC Corporation. As a result, the Company recorded a $12,089,000 (net of $2,860,000 income tax benefit), charge during the second quarter of 1997, to reduce the carrying value of its NSC investment to reflect the likely value to be realized given the Company's current intentions. See "Note 5 - Investment in Affiliated Company" and "Note 20 - Subsequent Events".

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
                                                          =======              =======              =======

     The Company's consolidated statement of operations for the year ended December 31, 1995 includes a $2,312,000 (net of $1,542,000 income tax benefit) charge for integration costs related to the acquisition of the Division. The charge was recorded as a selling, general and administrative expense and was primarily for severance and relocation costs for certain of the Company's personnel and the closing of certain of the Company's offices as a result of combining the operations of the Division and the Company.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth the Company's condensed consolidated statements of operations by quarter for 1997 and 1996.

                                                   First        Second           Third      Fourth
                                                  Quarter       Quarter         Quarter     Quarter
                                                  -------       -------         -------     -------
                                                        (In Thousands, Except Per Share Data)
1997
----
Revenue                                           $108,498     $ 129,313      $143,656     $145,224
Gross profit                                        13,851        17,874        20,909       19,501
Selling, general and administrative expenses        10,409        49,368        11,972       12,188
Operating income (loss)                              3,442       (31,494)        8,937        7,313
Net income (loss) (1)                             $  1,438     $ (31,609)     $  4,062     $  2,176
                                                  ========     =========      ========     ========

Basic and diluted net income (loss) per share     $   0.05     $   (1.16)     $   0.15     $   0.08
                                                  ========     =========      ========     ========

1996
----
Revenue                                           $118,963     $ 129,177      $158,272     $144,572
Gross profit                                        15,030        17,560        20,638       18,832
Selling, general and administrative expenses        11,176        11,943        13,124       13,007
Operating income                                     3,854         5,617         7,514        5,825
Net income                                        $  1,330     $   2,379      $  3,996     $  3,810
                                                  ========     =========      ========     ========

Basic and diluted net income per share            $   0.05     $    0.09      $   0.15     $   0.14
                                                  ========     =========      ========     ========


NOTES:

(1) During the second quarter of 1997, the Company recorded a $34,815,000 charge (net of income tax benefit of $18,011,000) or $1.28 per share, charge for the settlement and write-down of certain claims and litigation, establishment of reserves for the consolidation of certain laboratory and operational functions, and the reduction of the carrying value of its NSC investment.


NOTE 19 - SEGMENT INFORMATION

         The Company operates in two industry segments. The first includes environmental and hazaradous waste remediation services. The second, which consists solely of Beneco Enterprises, Inc., includes project, program and construction management services. Both segments provide services to primarily federal government agencies such as the Department of Defense.

                                                   Environmental       Construction
                                                    Remediation         Management        Consolidated
                                                    -----------         ----------        ------------
         1997                                                          (In Thousands)
         Net sales                                    $469,396            $57,295           $526,691
         Operating income                              (19,185)             7,383            (11,802)
         Assets employed at year end                   285,694             31,349            317,043
         Depreciation and amortization                  16,233                 37             16,270
         Capital Expenditures                           17,891                145             18,036

         Prior to the acquisition of Beneco in 1997, the Company operated in only one segment, Environmental Remediation. There were no intersegment sales. The operating loss in the Environmental Remediation segment for 1997 is due to the special charges recorded in the second quarter, all of which related to that segment. See "Note 17 Special Charges."

NOTE 20 - SUBSEQUENT EVENTS (UNAUDITED)

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

                                                           /s/ ERNST & YOUNG LLP

Columbus, Ohio
February 12, 1998, except for Note 1, as to which the date is May 4, 1998

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         27         Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OHM CORPORATION

May 8, 1998                           By: /s/ ANTHONY J. DELUCA
                                      -----------------------------------------
                                      Anthony J. DeLuca-Chief Executive Officer
                                      and President