Form 10-Q
period 1998-03-31
OHM CORP
filed 1998-05-15
CIK 788964

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    FORM 10-Q

                                   (MARK ONE)
             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---      THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998



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

         The number of shares of Common Stock, par value $0.10 per share, outstanding on April 30, 1998 was 28,434,405.

                                 OHM CORPORATION
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                         FOR THE QUARTER MARCH 31, 1998



                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
          and December 31, 1997...........................................................................    1

         Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
          Ended March 31, 1998 and 1997...................................................................    2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
          Ended March 31, 1998 and 1997...................................................................    3

         Notes to Condensed Consolidated Financial Statements (Unaudited).................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    8


                                                       PART II
                                                  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................   12

Item 6.  Exhibits and Reports on Form 8-K.................................................................   12

Signatures ...............................................................................................   13

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                 OHM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Per Share Data)

                                                                                           March 31,       December 31,
                                                                                             1998              1997
                                                                                             ----              ----
ASSETS                                                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents.......................................................        $   5,790        $  31,784
   Accounts receivable.............................................................           68,468           70,627
   Costs and estimated earnings on contracts in process in excess of billings......           45,206           47,774
   Materials and supply inventory, at cost.........................................           11,627           13,285
   Prepaid expenses and other assets...............................................           12,934           15,111
   Deferred income taxes...........................................................           11,166           11,166
   Refundable income taxes.........................................................              264              259
                                                                                           ---------        ---------
                                                                                             155,455          190,006
                                                                                           ---------        ---------
Property and Equipment, net........................................................           29,207           56,610
                                                                                           ---------        ---------
Other Noncurrent Assets:
   Investments in affiliated company...............................................               --            5,637
   Intangible assets relating to acquired businesses, net..........................           46,038           46,364
   Deferred debt issuance and financing costs......................................            1,067            1,114
   Deferred income taxes...........................................................           46,730           15,725
   Other assets....................................................................            1,006            1,587
                                                                                           ---------        ---------
                                                                                              94,841           70,427
                                                                                           ---------        ---------
     Total Assets..................................................................        $ 279,503        $ 317,043
                                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable................................................................        $  50,299        $  72,692
   Billings on contracts in process in excess of costs and estimated earnings......            1,243            1,530
   Accrued compensation and related taxes..........................................            7,052            8,646
   Federal, state and local taxes..................................................              184               86
   Other accrued liabilities.......................................................           45,466           17,769
   Current notes payable...........................................................            5,000            5,000
   Current portion of noncurrent liabilities.......................................            2,427            3,064
                                                                                           ---------        ---------
                                                                                             111,671          108,787
                                                                                           ---------        ---------
Noncurrent Liabilities:
   Long-term debt..................................................................           82,637           50,041
   Deferred gain from sale leaseback of equipment..................................            2,124            2,890
   Capital leases..................................................................               16               65
   Pension agreement...............................................................            1,105            1,100
                                                                                           ---------        ---------
                                                                                              85,882           54,096
                                                                                           ---------        ---------
Commitments and Contingencies......................................................               --               --

Shareholders' Equity:
   Preferred stock, $10.00 par value, 2,000,000 shares authorized;
     None issued and outstanding...................................................               --               --
   Common stock, $.10 par value, 50,000,000 shares authorized;
     Shares issued:  1998 - 28,434,405; 1997 - 27,425,046..........................            2,843            2,742
   Additional paid-in capital......................................................          151,467          142,453
   Retained (deficit) earnings.....................................................          (42,952)           8,965
                                                                                           ----------       ---------
                                                                                             111,358          154,160
   Less treasury stock, 2,579,081 shares, at cost                                            (29,408)              --
                                                                                           ----------       ---------
                                                                                              81,950          154,160
                                                                                           ---------        ---------
     Total Liabilities and Shareholders' Equity....................................        $ 279,503        $ 317,043
                                                                                           =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 OHM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                           ---------------------------
                                                                                               1998              1997
                                                                                           ---------         ---------
                                                                                                   (Unaudited)
Revenue...........................................................................         $ 104,529         $ 108,498
   Cost of services...............................................................            97,838            94,647
                                                                                           ---------         ---------
Gross Profit......................................................................             6,691            13,851
   Selling, general and administrative expenses...................................            82,499            10,409
                                                                                           ---------         ---------
Operating (Loss) Income...........................................................           (75,808)            3,442
                                                                                           ----------        ---------
Other (Income) Expenses:
   Investment income..............................................................              (393)              (13)
   Interest expense...............................................................             1,717             1,333
   Equity in net earnings of affiliate............................................                (6)             (185)
   Miscellaneous (income) expense, net............................................               (53)              110
                                                                                           ----------        ---------
                                                                                               1,265             1,245
                                                                                           ---------         ---------
Income (Loss) Before Income Taxes.................................................           (77,073)            2,197
   Income taxes (benefit).........................................................           (30,848)              759
                                                                                           ----------        ---------
Net (Loss) Income.................................................................         $ (46,225)        $   1,438
                                                                                           ==========        =========

Net Income (Loss) Per Common Share................................................         $   (1.65)        $    0.05
                                                                                           ==========        =========

Weighted-Average Common Shares ...................................................            27,972            27,044
                                                                                           =========         =========

Net (Loss) Income Per Common Share--Assuming Dilution..............................        $   (1.65)        $    0.05
                                                                                           =========         =========

Adjusted Weighted-Average Common Shares--Assuming Dilution.........................           27,972            27,090
                                                                                           =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                               Three Months Ended
                                                                                                      March 31,
                                                                                             --------------------------
                                                                                                1998             1997
                                                                                             ---------        ---------
                                                                                                   (Unaudited)

Net cash flows (used in) provided by operating activities...........................         $ (35,628)       $     805
                                                                                             ----------       ---------
Cash flows from investing activities:
     Purchases of property and equipment............................................            (1,870)          (5,550)
     Proceeds from sale of property and equipment...................................               348               94
     Decrease in other noncurrent assets............................................              (442)          (2,527)
                                                                                             ----------       ---------
       Net cash used in investing activities........................................            (1,964)          (7,983)
                                                                                             ----------       ----------
Cash flows from financing activities:
     Payments on long-term debt and capital leases..................................            (1,290)          (1,244)
     Proceeds from borrowing under revolving credit agreement and term loan.........           124,800           42,000
     Payments on revolving credit agreement and term loan...........................           (91,600)         (42,000)
     Payments on pension agreement..................................................               (19)             (28)
     Common stock issued for 401(k) funding and stock options.......................             9,115              713
     Repurchase of treasury stock...................................................           (29,408)              --
                                                                                             ---------        ---------
       Net cash provided by (used in) financing activities..........................            11,598             (559)
                                                                                             ---------        ---------
       Net decrease in cash and cash equivalents....................................           (25,994)          (7,737)
Cash and cash equivalents at beginning of period....................................            31,784           14,002
                                                                                             ---------        ---------
Cash and cash equivalents at end of period..........................................         $   5,790        $   6,265
                                                                                             =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 OHM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by OHM Corporation (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

During the three months ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Total comprehensive income for the three months ended March 31, 1998 and 1997 equaled net income for the respective periods.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131, effective for the December 31, 1998 financial statements, establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require a change in the Company's financial reporting, however, the extent of this change, if any, has not been determined.

The unaudited condensed consolidated financial statements have been prepared on the Company's historical basis of accounting. The purchase method of accounting resulting from the acquisition of 54% of the issued and outstanding common stock of the Company by International Technology Corporation has not been pushed down to the financial statements of the Company. See "Note 3 - Merger."

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's 40% owned asbestos abatement affiliate, NSC Corporation ("NSC"), has been accounted for on the equity method prior to distribution to shareholders. See "Note 3 - Merger" regarding the Company's distribution of NSC stock to the Company's shareholders. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest was $927,000 and $564,000 and cash paid for income taxes was $93,000 and $335,000 for the three months ended March 31, 1998 and 1997, respectively.

NOTE 3 - MERGER

The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement") dated January 15, 1998, by and among the Company, International Technology Corporation ("Parent") and IT-Ohio, Inc. ("Purchaser"). Pursuant to the Merger Agreement, on February 25, 1998, Purchaser, a wholly owned subsidiary of Parent, completed a tender offer (the "Offer") for 13,933,000 shares of Common Stock (each, a "Share" and collectively, the "Shares") by purchasing such Shares at a price of $11.50 per Share, net to the tendering shareholder in cash. The Offer was described in the Tender Offer Statement on Schedule 14D-1 filed by Purchaser on January 16, 1998, with the Securities and Exchange Commission.

The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions precedent (including the approval of the Merger Agreement by holders of a majority of the outstanding Shares), Purchaser will merge with and into the Company (the "Merger"). Parent has filed Form S-4 Amendment No. 5, effective May 11, 1998, with the Securities and Exchange Commission to register shares issued in connection with the Merger. The Merger is the second and final step in the acquisition of the Company by Parent pursuant to the Merger Agreement. The first step was the Offer by the Purchaser described above. As a result of the Offer and related transactions, Parent currently owns indirectly through Purchaser 13,933,000 shares of the Company's common stock, representing 54% of the outstanding shares. Assuming shareholder approval, after consummation of the Merger, the Company will be a wholly owned subsidiary of Parent and the Company's shareholders will be stockholders of Parent, holding in the aggregate approximately 57% of the shares of Parent's common stock and 45% of the total voting power of Parent after the Merger.

Pursuant to the Merger Agreement and the Share Repurchase Agreement, dated as of January 15, 1998, and as amended and restated as of February 11, 1998 and as amended and restated as of February 17, 1998 (the "Repurchase Agreement") by and among the Company, Parent, WMX, Rust and Rust Remedial Services Holding Company, Inc., an affiliate of WMX, the Company repurchased from WMX and its affiliates 2,535,381 shares for $11.50 per share, concurrently with the payment for shares pursuant to the Offer (the "Repurchase"), and WMX and its affiliates tendered 7,111,543 shares in the Offer. Pursuant to the Repurchase Agreement, WMX and its affiliates also agreed to vote all shares held by them in favor of the Merger. WMX also agreed to cancel, without payment of any separate consideration, the Warrants and any rights it may have to purchase additional shares of common stock. In addition, the Guaranty Agreement and related guarantees as well as key provisions of the Standstill Agreement will terminate upon consummation of the Merger.

The Company also had an approximate 40% interest in NSC Corporation ("NSC"), a provider of asbestos abatement and specialty contracting services. Pursuant to the Merger Agreement, the Company paid a pro rata distribution (the "NSC Distribution") to holders of record of the Shares as of the close of business on February 24, 1998, of all of the shares of Common Stock, par value $0.01 per share, of NSC held by the Company (the "NSC Shares"). The payment date for the NSC Distribution was March 6, 1998.

In connection with the Company's entry into the Merger Agreement and by resolution of the Company's Board of Directors, the Company's 1986 Stock Option Plan and the Company's Nonqualified Stock Option Plan for Directors were amended to immediately vest each non-vested stock option issued under such plans and to give each of the option holders the right to cancel their options in exchange for a cash payment equal to the difference between $11.50 per share and the respective exercise price of each option. In addition, the Company's Board of Directors took action to allow holders of the restricted stock issued under the Company's Incentive Stock Plan to tender such stock in the Offer. As a result of the above actions, the Company has incurred $6,500,000 of compensation expense during the first quarter of 1998. In addition, pursuant to that certain letter agreement, dated as of January 15, 1998, by and between H. Wayne Huizenga and the Company, all of the outstanding options held by H. Wayne Huizenga were canceled as of February 25, 1998, in consideration of $1,500,000.

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

The Company has retained the historical basis of accounting for the three months ended March 31, 1998. However, certain decisions by management of the Company and the Parent related to the merger require recognition of expense in the Company's financial statements for the three months ended March 31, 1998. In addition, significant expense associated with the transaction has been incurred by the Company during the three months ended March 31, 1998. These expenses will be reflected by the Parent in the purchase method of accounting as detailed in its Form S-4 Amendment No. 5, effective May 11, 1998 referred to above. Preliminary estimates include the following:

                                                              (In Thousands)
                                                              --------------
        Writedown of property, plant and equipment                $26,488
        Change of control, employment, stock option,
            and  severance agreements                              19,600
        Transition accrual including severance and
            lease commitments                                      12,800
        Expenses associated with transaction                        9,740
        Writedown of inventory                                      1,600
        Shareholder repurchase agreement                            1,500
                                                                  -------
                                                                  $71,728
                                                                  =======

NOTE 4 - INCOME TAXES

The reasons for differences between the provisions for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                        ---------------------
                                                         1998            1997
                                                        -----           -----
Federal statutory rate...........................        34.0%           34.0%
Add (deduct):
   State income taxes, net of federal benefit....         6.0             4.7
   Goodwill......................................        (0.2)            3.4
   Research and development tax credits..........         0.3            (2.9)
   Equity in net earnings of affiliate...........          --            (2.3)
   Other, net....................................        (0.1)           (2.4)
                                                         ----            ----
                                                         40.0%           34.5%
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

NOTE 6 - LITIGATION AND CONTINGENCIES

The Company is subject to a number of claims and litigation. These matters include the following items which were disclosed in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company is in litigation in the U.S. District Court for the Western District of New York with Occidental Chemical Corporation ("Occidental") relating to the Durez Inlet Project performed in 1993 and 1994 for Occidental in North Tonawanda, New York. The Company's account receivables at March 31, 1998 include a claim receivable of $8,653,000 related to this matter. The Company's work was substantially delayed and its costs of performance were substantially increased as a result of conditions at the site that the Company believes were materially different than as represented by Occidental. Occidental's amended complaint seeks $8,806,000 in damages primarily for alleged costs incurred as a result of project delays and added volumes of incinerated waste. The Company's counterclaim seeks an amount in excess of $9,200,000 (inclusive of $8,653,000 of claim receivable) for damages arising from Occidental's breach of contract, misrepresentation and failure to pay outstanding contract amounts. The Company has established additional reserves for a portion of the receivables related to this matter. Management believes that it has established adequate reserves should the resolution of the above matter be lower than the amounts recorded.

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

         See "Note 3 to the Condensed Consolidated Financial Statements" for a description of the Merger with International Technology Corporation.

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

RESULTS OF OPERATIONS

         REVENUE. The following table sets forth the Company's revenue by client type for the three months ended March 31, 1998 and 1997 (in thousands, except percentages):

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                     1998              1997
                                             -----------------   ----------------
     Federal, State, and Local Government... $ 80,917      77%   $ 92,386     85%
     Industrial.............................   23,612      23%     16,112     15%
                                             --------     ----   --------    ----
              Total Revenue................. $104,529     100%   $108,498    100%
                                             ========     ====   ========    ====

         Revenue decreased $3,969,000 or 4% for the three months ended March 31, 1998, when compared to the same period in 1997. Such decrease in revenue is primarily due to decreased environmental remediation revenues.

         Revenue from government agencies for the three months ended March 31, 1998 decreased $11,469,000 or 12% for the three months ended March 31, 1998, when compared to the same period in 1997. The environmental remediation business experienced a decrease in revenue from the Company's term contracts with the various DOD agencies, the Environmental Protection Agency and from state and local governments, during the three months ended March 31, 1998 when compared to the same period in 1997. During the three months ended March 31, 1998, the Company experienced delays in issuance of delivery orders from the various governmental agencies until March and April. The Company also experienced delays in performing work due to weather in the Western United States. In addition, the Company has experienced a decrease in revenue from its site specific thermal incineration project in Holbrook, Massachusetts with the United States Army Corps of Engineers as such project nears its completion. The Company expects to continue to receive funding under its federal contracts in the foreseeable future and is experiencing a significant amount of proposal activity for new contracts with the various DOD agencies, as well as the Department of Energy. However, reductions by Congress in future environmental remediation budgets of government agencies may have a material adverse impact upon future revenue from such agencies and the funding of the Company's government term contracts included in contract backlog.

         The Company experienced an increase in revenue from industrial clients of $7,500,000 or 47% for the three months ended March 31, 1998, when compared to the same period in 1997. Revenue from industrial sector clients is almost exclusively from environmental remediation and has increased due to the two large thermal incineration projects as well as other increased industrial sector work. Despite the increase in the current period, the Company believes that demand for its services from the industrial sector has been negatively impacted due to anticipated changes in the Superfund law pending its reauthorization as well as current economic conditions in certain industry and geographic sectors. Although the Company cannot predict the impact upon the environmental industry of the failure of Congress to reauthorize the Superfund law, further delays in Superfund reauthorization will continue to have a material adverse impact upon the demand for the Company's services in the form of project delays as clients and potential clients wait for and anticipate changes in these regulations. The Company has been very selective in bidding industrial contracts and has established specific minimum criteria on profitability and risk in determining whether or not to compete for any given contract. The Company expects the current market conditions to continue in the industrial sector into the foreseeable future.

         COST OF SERVICES AND GROSS PROFIT. Cost of services increased $3,191,000 or 3% for the three months ended March 31, 1998, when compared to the same period in 1997. Gross profit decreased $7,160,000 or 52% for the three months ended March 31 1998 when compared to the same period in 1997. Such decreases in gross profit are the result of decreased revenue, delays in making the necessary reductions in costs that are consistent with decreased revenue, disruption resulting from Merger related activities and a higher mix of lower margin industrial sector work.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SGA") expenses increased significantly for the three months ended March 31, 1998, when compared to the same period in 1997 due to the inclusion of approximately $71,728,000 of expense associated with the Merger and the required accounting thereof. See "Note 3 to the Condensed Consolidated Financial Statements". SGA expense, excluding the expense associated with the Merger, as a percentage of revenue was 10% for the three months ended March 31, 1998 and 1997.

         PROVISIONS FOR BAD DEBTS. The Company's provision for bad debts was $750,000 and $650,000 for the three months ended March 31, 1998 and 1997, respectively.

         INTEREST EXPENSE. Interest expense increased 29% during the three months ended March 31, 1998, when compared to the same period in 1997. The increase in interest expense was a result of an increase in the average borrowings outstanding under the Company's revolving credit agreement during such periods in 1998 when compared to the same periods in 1997. The increase in borrowings resulted from transaction costs associated with the Merger. See "Note 3 to the Condensed Consolidated Financial Statements".

         EQUITY IN NET EARNINGS OF AFFILIATES. The Company's equity interest in NSC's net earnings decreased $179,000 to $6,000 for the three months ended March 31, 1998, from $185,000 in 1997. The decrease is primarily the result of the Company distributing its investment in NSC to shareholders. See "Note 3 to the Condensed Consolidated Financial Statements."

         NET INCOME(LOSS). Net loss for the three months ended March 31, 1998 was $46,225,000 or $1.65 per share compared to net income of $1,428,000 or $0.05 per share for the same period in 1997. Such losses were primarily a result of the aforementioned Merger. See "Note 3 to the Condensed Consolidated Financial Statements."

         The effective income tax rate was 40.0% and 34.5% for the three months ended March 31, 1998 and 1997, respectively. See "Note 4 to the Condensed Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1995, the Company entered into a $150,000,000 revolving credit agreement with a group of banks (the "Bank Group") to provide letters of credit and cash borrowings. The agreement has a five-year term and is otherwise scheduled to expire on May 30, 2000. Waste Management, Inc. ("WMX") has issued a guarantee of up to $62,000,000 outstanding under the credit agreement in favor of the Bank Group. Upon successful completion of the Merger, such revolving credit agreement and debt guarantee will be terminated. See "Note 3 to the Condensed Consolidated Financial Statements." Under the terms of the agreement the entire credit facility can be used for either cash borrowings or letters of credit. Cash borrowings bear interest at either the prime rate plus a percentage up to 0.625% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 0.325% to 1.625%. The percentage over the prime rate or the Eurodollar market rate is based on the aggregate amount borrowed under the facility, the presence of the guarantee, and the Company's financial performance as measured by an interest coverage ratio and a total funded debt ratio. The agreement provides the participating banks with a security interest in the Company's equipment, inventories, accounts receivable, general intangibles and in the Company's investment in the common stock of NSC as well as the Company's other subsidiaries. The agreement also imposes, among other covenants, a minimum tangible net worth covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total funded debt to earnings before income taxes, depreciation and amortization. Amounts outstanding for cash borrowing under the revolving credit facility at March 31, 1998 and December 31, 1997 were $31,800,000 and zero respectively. Aggregate letters of credit outstanding at March 31, 1998 and December 31, 1997 were $13,014,000 and $13,300,000, respectively.

         Capital expenditures for the three months ended March 31, 1998 and 1997, were $1,870,000 and $5,550,000, respectively. The Company's capital expenditures are primarily related to the installation of computer systems and related equipment, the purchase of heavy equipment and the fabrication of custom equipment by the Company for the execution of remediation projects. Capital expenditures for the entire fiscal year 1998 are expected to range between $8,000,000 and $10,000,000. The Company's long-term capital expenditure requirements are dependent upon the type and size of future remediation projects awarded to the Company.

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

FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, including the amount and nature thereof, potential acquisitions by the Company, trends affecting the Company's financial condition or results of operations, and the Company's business and growth strategies are forward-looking statements. Such statements are subject to a number of risks and uncertainties, including risks and uncertainties identified in this Form 10-Q, and in "Business -- Environmental Contractor Risks," "Business -- Regulation," "--Results of Operations" "--Environmental Matters and Government Contracting," and "Note 1 to Consolidated Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which sections are incorporated herein by reference, and other general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations affecting the Company's operations and other factors, many of which are beyond the control of the Company. In addition, these risks and uncertainties include, without limitation, (i) the potential for fluctuations in funding of backlog,
(ii) weather conditions affecting or delaying the Company's ability to perform or complete the services required by its contracts, (iii) the Company's ability to be awarded new contracts in its target markets or its ability to expand existing contracts, (iv) other industry-wide market factors, including the timing of client's planned remediation activities and (v) interpretation or enforcement by federal, state or local regulators of existing environmental regulations. Also, there is always risk and uncertainty in pursuing and defending litigation, arbitration proceedings and claims in the course of the Company's business. All of these risks and uncertainties could cause actual results to differ materially from those assumed in the forward-looking statements. These forward-looking statements reflect management's analysis, judgment, belief or expectation only as of the date of this Form 10-Q. The Company undertakes no obligations to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files or has filed from time to time with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to Consolidated Financial Statements for a discussion of legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  27       Financial Data Schedule

         (b) Reports on Form 8-K

                  On January 21, 1998, the Company filed a Current Report on Form 8-K pursuant to Item 1 thereof in connection with the acquisition by IT-Ohio, Inc. of approximately 54% of the outstanding shares of the Company's common stock.

                  On March 5, 1998, the Company filed a Current Report on Form 8-K pursuant to Item 5 thereof in connection with the reconstitution of the Board of Directors of the Company.

                  On March 10, 1998, the Company filed a Current Report on Form 8-K pursuant to Item 5 thereof in connection with the execution of the Agreement and Plan of Merger, dated as of January 15, 1998, among the Company, International Technology Corporation and IT-Ohio, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OHM CORPORATION


Date: May 15, 1998                   By  /s/ ANTHONY J. DELUCA
                                         --------------------------------------
                                         Anthony J. DeLuca
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)



                                     By  /s/ PHILIP O. STRAWBRIDGE
                                         --------------------------------------
                                         Philip O. Strawbridge
                                         Vice President and Chief Financial and
                                         Administrative Officer
                                         (Principal Financial Officer)